Form 10-Q
period 2013-03-31
BRE Select Hotels Corp
filed 2013-05-13
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 333-186090

BRE Select Hotels Corp

(Exact name of registrant as specified in its charter)

Delaware	35-2464254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Blackstone Real Estate Partners VII L.P. 345 Park Avenue New York, New York	10154
(Address of principal executive offices)	(Zip Code)

(212) 583-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of registrant’s common shares outstanding as of May 1, 2013: 100

BRE Select Hotels Corp

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BRE SELECT HOTELS CORP

BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Cash	$113	$0
Other assets	0	0

TOTAL ASSETS	$113	$0

LIABILITIES
Accounts payable and accrued expenses	$14,888	$0

TOTAL LIABILITIES	14,888	0

7% Series A Cumulative Redeemable Preferred Shares	0	0

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 25 shares authorized; none issued and outstanding	0	0
Series B redeemable preferred stock, $0.0001 par value, 125 shares authorized; 113 shares and none issued and outstanding, respectively	0	0
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	0	0
Accumulated deficit	(14,775)	0

TOTAL SHAREHOLDERS’ EQUITY	(14,775)	0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113	$0

See notes to financial statements.

BRE SELECT HOTELS CORP

STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

Three Months Ended
March 31,
2013
Merger transaction costs	$14,888

Operating loss	$(14,888)

Net loss	$(14,888)

Basic and diluted net loss per common share	(148,880)

Weighted average common shares outstanding—basic and diluted	0.1

See notes to financial statements.

BRE SELECT HOTELS CORP

STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

Three Months Ended
March 31,
2013
Cash flows from operating activities:
Net loss	$(14,888)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	14,888

Net cash used by operating activities	0

Cash flows from investing activities:
Capital expenditures	0

Net cash used by investing activities	0

Cash flows from financing activities:
Net proceeds related to issuance of preferred stock	113

Net cash provided by financing activities	113

Net change in cash and cash equivalents	113

Cash and cash equivalents, beginning of period	0

Cash and cash equivalents, end of period	$113

See notes to financial statements.

BRE SELECT HOTELS CORP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp (the “Company”) is a Delaware corporation that intends to make an election to qualify, and believes it is operating so as to qualify, as a real estate investment trust, or REIT, for federal income tax purposes beginning with the Company’s short taxable year ended December 31, 2012. Assuming that the Company qualifies for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s shareholders and meets other specific requirements. The Company was formed on November 28, 2012 solely for the purpose of facilitating the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (“Sponsor”).

2. Summary of Significant Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not indicative of the results that may be expected for the twelve month period ending December 31, 2013 due to the merger discussed in Note 3. The Company has evaluated subsequent events through May 13, 2013, the date the financial statements were issued.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash consists of cash in banks and is carried at cost, which approximates fair value based on its short-term, highly liquid nature.

3. Merger

On November 29, 2012, the Company entered into a definitive merger agreement (the “Merger Agreement”) to acquire Apple Six. Apple Six is a Virginia corporation that has elected to be treated as REIT for federal income tax purposes. Apple Six has a portfolio of 66 hotels diversified among 18 states with an aggregate of 7,658 guest rooms.

Under the Merger Agreement, each issued and outstanding unit (consisting of one common share, no par value, and one Series A preferred share, no par value) and each share of Series B convertible preferred stock of Apple Six (on an as-converted basis), other than any dissenting shares, will be converted into the right to receive consideration with a stated value of $11.10 per unit consisting of (i) $9.20 in cash, without interest, and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock of the Company with an initial liquidation preference of $1.90 per share. The stated value of the transaction based on the outstanding units and as-converted Series B convertible preferred stock at March 31, 2013 is approximately $1.1 billion.

The merger consideration will be funded by a cash contribution of up to $200 million indirectly made by the Sponsor and its affiliates, new 7% Series A Cumulative Redeemable Preferred Shares totaling approximately $184 million, and up to $775 million of debt. Holdings has obtained a debt commitment letter from Citibank, N.A. and Bank of America, N.A. which, together with any other lenders that may be added prior to the completion of the merger, committed to provide certain subsidiaries of the Company with up to $775 million of mortgage and mezzanine loans.

An Apple Six shareholder meeting occurred on May 9, 2013 where shareholders approved the Merger Agreement, the related plan of merger, the merger and the other transactions contemplated by the Merger Agreement. The Company currently expects the merger transaction to close on May 14, 2013; however completion of the transaction remains subject to closing conditions. Under the Merger Agreement, Apple Six may terminate the Merger Agreement in certain circumstances. However, in that event Apple Six may be required to pay a fee of $20 million to Holdings, plus certain expenses not to exceed $5 million. In certain other circumstances, the Merger Agreement provides for Holdings to pay Apple Six a fee of $35 million upon termination of the Merger Agreement, plus certain expenses not to exceed $5 million.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist primarily of legal and other advisory fees incurred by the Company in connection with the merger discussed in Note 3. Settlement of these liabilities will be funded through contributions made by the Sponsor and its affiliates to the Company.

5. 7% Series A Cumulative Redeemable Preferred Stock

In connection with the merger discussed in Note 3, the Company expects to issue, as part of the merger consideration, 97,032,848 shares of 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). The terms of these shares will provide the Company with the right to redeem such shares at any time for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. In addition, the terms of these shares will include an option for a holder of such shares to require the Company to redeem all or a portion of such holder’s shares after 7-1/2 years following their issuance in connection with the merger for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. Due to the option that will be provided to the holders of these shares, such shares have been classified outside permanent shareholders’ equity. As the merger had not closed at March 31, 2013 or December 31, 2012, no shares of Series A Preferred Stock were issued and outstanding.

6. Shareholders’ Equity

The Company is authorized to issue 250 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100 shares of common stock, par value $.01 per share, and (ii) 150 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At March 31, 2013 and December 31, 2012, there were 100 shares of common stock issued and outstanding.

The authorized preferred stock of the Company includes a series designated Series B Redeemable Preferred Stock (“Series B Preferred Stock”), of which 125 shares are authorized. The Company, at its option, may redeem shares of the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $1,000 per share plus an amount equal to all accrued and unpaid dividends thereon to and including the date fixed for redemption. Dividends on the Series B Preferred Stock are payable at the rate of 12% per annum of the total $1,000 per share. 113 shares of Series B Preferred Stock were issued on January 18, 2013 and were outstanding as of March 31, 2013. The Series B Preferred Stock was redeemed on May 10, 2013.

7. Related Party Transactions

Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of Sponsor own Hilton Hotels Corporation (“Hilton”), which is, or owns, the franchisor of 27 of the hotels currently owned by Apple Six. In connection with Sponsor’s and its affiliates’ business activities, Sponsor, Holdings or any of their affiliates, including, without limitation, Hilton may from time to time enter into arrangements with the Company.

8. Income Taxes

The Company intends to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with its short taxable year ended December 31, 2012. The Company believes it has operated in such a manner to satisfy the requirements for qualification as a REIT. Accordingly, the Company will not be subject to federal income tax, provided that it qualifies as a REIT and its distributions to shareholders equal or exceed the Company’s REIT taxable income.

However, qualification and taxation as a REIT depends upon the Company’s ability to meet the various qualification tests imposed under the Code related to the percentage of income that it earns from specified sources, the percentage of the Company’s assets that fall within specified categories, the diversity of its capital stock ownership, and the percentage of the Company’s earnings that it distributes. Accordingly, no assurance can be given that it will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates, and the Company may be ineligible to qualify as a REIT for four subsequent tax years. Even if the Company qualifies as a REIT, it may be subject to certain state or local income taxes, and the Company’s taxable REIT subsidiary (“TRS”) will be subject to federal, state and local taxes on its income.

Certain activities that the Company will undertake must be conducted in the TRS, such as third-party property management and non-customary services and holding assets that the Company cannot hold directly. The TRS is subject to both federal and state income taxes.

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. At March 31, 2013, the Company had no unrecognized tax benefits and it does not anticipate a significant change in the total amount of unrecognized tax benefits during 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. Important factors could affect the Company’s results and could cause results to differ materially from those expressed in its forward-looking statements, including the Company’s qualification as a REIT, which involves the application of highly technical and complex provisions of the Internal Revenue Code, risks associated with its merger with Apple Six, and the factors discussed in the section entitled “Risk Factors” in its prospectus dated April 2, 2013, filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act on April 2, 2013 (the “Prospectus”). Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the SEC. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

BRE Select Hotels Corp (the “Company”) is a Delaware corporation that intends to make an election to qualify, and believes it is operating so as to qualify, as a real estate investment trust, or REIT, for federal income tax purposes beginning with the Company’s short taxable year ended December 31, 2012. Assuming that the Company qualifies for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s shareholders and meets other specific requirements. The Company was formed on November 28, 2012 solely for the purpose of facilitating the acquisition of Apple Six REIT, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (“Sponsor”). The Company has not carried on any activities to date, except for activities incidental to its formation and activities undertaken in connection with the transactions contemplated by the Merger Agreement described below. As a result, following the completion of the merger, the assets and business of the Company will consist exclusively of those of Apple Six.

On November 29, 2012, the Company entered into a definitive merger agreement (the “Merger Agreement”) to acquire Apple Six. Apple Six is a Virginia corporation that has elected to be treated as REIT for federal income tax purposes. Apple Six has a portfolio of 66 hotels diversified among 18 states with an aggregate of 7,658 guest rooms.

Under the Merger Agreement, each issued and outstanding unit (consisting of one common share, no par value, and one Series A preferred share, no par value) and each share of Series B convertible preferred stock of Apple Six (on an as-converted basis), other than any dissenting shares, will be converted into the right to receive consideration with a stated value of $11.10 per unit consisting of (i) $9.20 in cash, without interest, and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock of the Company with an initial liquidation preference of $1.90 per share. The stated value of the transaction based on the outstanding units and as-converted Series B convertible preferred stock at March 31, 2013 is approximately $1.1 billion.

The merger consideration will be funded by a cash contribution of up to $200 million indirectly made by the Sponsor and its affiliates, new 7% Series A Cumulative Redeemable Preferred Shares totaling approximately $184 million, and up to $775 million of debt. Holdings has obtained a debt commitment letter from Citibank, N.A. and Bank of America, N.A. which, together with any other lenders that may be added prior to the completion of the merger, committed to provide certain subsidiaries of the Company with up to $775 million of mortgage and mezzanine loans.

An Apple Six shareholder meeting occurred on May 9, 2013 where shareholders approved the Merger Agreement, the related plan of merger, the merger and the other transactions contemplated by the Merger Agreement. The Company currently expects the merger transaction to close on May 14, 2013; however completion of the transaction remains subject to closing conditions. Under the Merger Agreement, Apple Six may terminate the Merger Agreement in certain circumstances. However, in that event Apple Six may be required to pay a fee of $20 million to Holdings, plus certain expenses not to exceed $5 million. In certain other circumstances, the Merger Agreement provides for Holdings to pay Apple Six a fee of $35 million upon termination of the Merger Agreement, plus certain expenses not to exceed $5 million.

Results of Operations and Liquidity/Capital Resources

The Company had no revenues for the three months ended March 31, 2013. Expenses are comprised primarily of legal and other advisory fees related to the merger. On January 18, 2013, the Company issued 113 shares of Series B Preferred Stock at a price of $1,000 per share. Proceeds from the sale of the stock were intended for general corporate purposes. The Series B Preferred Stock was redeemed on May 10, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s cash balance at March 31, 2013 was $113,000 and is not subject to market risk based on its short-term and highly liquid nature.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Principal Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Prospectus, which could materially affect the Company’s business, financial condition or future results. The risks described in the Prospectus are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2013, the Company sold 113 shares of Series B Preferred Stock to investors at a price of $1,000 per share pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. Proceeds from the sale of the stock were intended for general corporate purposes. The Series B Preferred Stock was redeemed on May 10, 2013.

Item 5.	Other Information.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of the Company’s Sponsor, by Hilton Worldwide, Inc., SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. (collectively referred to herein as “SunGard”), and Travelport Limited, which may be considered the Company’s affiliates.

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Company’s Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

99.1	Section 13(r) Disclosure *

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail **

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

By:	/S/ WILLIAM J. STEIN	Date: May 13, 2013
William J. Stein,
Director and Chief Executive Officer, President and Senior Managing Director (Principal Executive Officer)

By:	/S/ BRIAN KIM	Date: May 13, 2013
Brian Kim,
Director and Vice President, Secretary and Managing Director (Principal Financial and Principal Accounting Officer)