Form 10-Q
period 2013-06-30
BRE Select Hotels Corp
filed 2013-08-14
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-186090

BRE SELECT HOTELS CORP

(Exact name of registrant as specified in its charter)

Delaware	35-2464254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Blackstone Real Estate Partners VII L.P. 345 Park Avenue New York, New York	10154
(Address of principal executive offices)	(Zip Code)

(212) 583-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at August 7, 2013

BRE Select Hotels Corp

FORM 10-Q

This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide, Inc. or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted for uses other than in this paragraph but will be deemed to be included wherever the above referenced terms are used.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor	Predecessor
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $3,320 and $216,910, respectively	$903,210	$729,108
Hotels held for sale	12,578	0
Cash and cash equivalents	15,087	0
Restricted cash	27,231	1,459
Due from third party manager, net	14,494	7,546
Prepaid expenses	3,007	199
Deferred financing costs, net	15,222	298
Goodwill	190,295	0
Other assets, net	1,388	1,760

TOTAL ASSETS	$1,182,512	$740,370

LIABILITIES
Accounts payable and accrued expenses	$9,412	$7,306
Credit facility	0	34,470
Mortgages payable	618,048	23,947
Mezzanine loans	175,000	0

TOTAL LIABILITIES	802,460	65,723

7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference; 120,000,000 shares authorized, 97,032,848 shares issued and outstanding at June 30, 2013; none authorized, issued and outstanding at December 31, 2012	183,139	0

SHAREHOLDERS’ EQUITY
Predecessor:
Preferred stock, no par value; 15,000,000 shares authorized, none issued and outstanding at December 31, 2012	0	0
Series A preferred stock, no par value; 200,000,000 shares authorized, 91,226,580 shares issued and outstanding at December 31, 2012	0	0
Series B convertible preferred stock, no par value; 240,000 shares authorized, issued and outstanding at December 31, 2012	0	24
Common stock, no par value; 200,000,000 shares authorized, 91,226,580 shares issued and outstanding at December 31, 2012	0	899,958
Successor:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding at June 30, 2013; none authorized, none issued and outstanding at December 31, 2012	0	0
Common stock, $0.01 par value; 100,000 shares authorized, 100 shares issued and outstanding at June 30, 2013; 100 shares authorized, issued and outstanding at December 31, 2012	0	0

Additional paid-in capital	212,658	0
Distributions in excess of net income	(15,745)	(225,335)

TOTAL SHAREHOLDERS EQUITY	196,913	674,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,182,512	$740,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Successor		Predecessor
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Period from April 1, through May 13, 2013	Three Months Ended June 30, 2012	Period from January 1, through May 13, 2013	Six Months Ended June 30, 2012
Revenues:
Room revenue	$35,230	$35,230	$28,945	$60,740	$82,063	$113,354
Other revenue	2,331	2,331	2,223	4,131	6,212	8,186
Reimbursed expenses	0	0	944	1,886	2,838	3,799

Total revenue	37,561	37,561	32,112	66,757	91,113	125,339

Expenses:
Operating expense	8,454	8,454	7,930	15,730	23,167	30,558
Hotel administrative expense	2,904	2,904	2,445	4,911	7,159	9,703
Sales and marketing	2,828	2,828	2,599	5,234	7,407	9,859
Utilities	1,236	1,236	996	2,162	3,188	4,338
Repair and maintenance	1,450	1,450	1,402	2,715	4,081	5,419
Franchise fees	1,728	1,728	1,305	2,742	3,716	5,100
Management fees	1,216	1,216	1,096	2,244	3,010	4,148
Taxes, insurance and other	1,967	1,967	1,357	3,226	4,457	6,218
General and administrative	890	890	1,223	1,706	2,828	3,416
Merger transaction costs	6,255	21,143	66,962	141	67,633	823
Reimbursed expenses	0	0	944	1,886	2,838	3,799
Depreciation expense	3,320	3,320	3,425	7,676	10,651	15,498

Total expenses	32,248	47,136	91,684	50,373	140,135	98,879

Operating (loss) income	5,313	(9,575)	(59,572)	16,384	(49,022)	26,460

Interest expense, net	(5,286)	(5,286)	(926)	(753)	(1,439)	(1,482)
Unrealized gain on derivatives	439	439	0	0	0	0
Income tax expense	(1,475)	(1,475)	(45)	(87)	(140)	(175)

(Loss) income from continuing operations	(1,009)	(15,897)	(60,543)	15,544	(50,601)	24,803

Income from discontinued operations	152	152	57	125	18	146

Net (loss) income	($857)	($15,745)	($60,486)	$15,669	($50,583)	$24,949

Basic and diluted net income (loss) per common share

From continuing operations	(10,090.00)	(158,970.00)	(0.66)	0.17	(0.55)	0.27
From discontinued operations	1,520.00	1,520.00	0.00	0.00	0.00	0.00
Total basic and diluted net income per common share	($8,570.00)	($157,450.00)	($0.66)	$0.17	($0.55)	$0.27

Weighted average common shares outstanding - basic and diluted	100	100	91,361,488	91,100,359	91,270,197	91,091,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2013	Period from January 1, through May 13, 2013	Six Months Ended June 30, 2012

Cash flows from operating activities:
Net (loss) income	($15,745)	($50,583)	$24,949
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation, including discontinued operations	3,361	10,912	15,869
Fair value adjustment of interest rate cap	(439)	0	0
Amortization of deferred financing costs	662	93	111
Other non-cash expenses, net	0	2	58
Changes in operating assets and liabilities:
Increase in cash restricted for operating expenses	(2,091)	0	0
Increase in due from third party managers, net	(5,947)	(1,001)	(6,998)
Increase in prepaid expenses	(2,969)	0	0
Increase in other assets	(699)	(313)	(561)
Increase (decrease) in accounts payable and accrued expenses	2,776	(1,301)	1,027

Net cash (used in) provided by operating activities	(21,091)	(42,191)	34,455

Cash flows from investing activities:
Capital improvements, net	0	(7,735)	(5,371)
Proceeds from sale of assets, net	0	5,866	0
Cash paid for business acquisition, net of cash acquired	(881,652)	0	0
Net (increase) decrease in cash restricted for property improvements	(23,943)	113	303

Net cash used in investing activities	(905,595)	(1,756)	(5,068)

Cash flows from financing activities:
Net (repayment) borrowings from credit facility	(30,970)	(3,500)	11,355
Net proceeds from borrowings on mortgage payable and mezzanine loans	775,000	0	0
Payments of mortgage debt	(30)	(5,869)	(5,150)
Financing fees	(15,884)	0	0
Net proceeds related to issuance of Units	0	0	10,484
Redemptions of Units	0	0	(10,051)
Conversion of Series B convertible preferred stock	0	64,367	0
Net capital contribution from Sponsor	214,880	0	0
Merger costs related to issuance of Series A Preferred Stock	(1,223)	0	0
Distributions paid to common shareholders	0	0	(36,057)

Net cash provided by (used in) financing activities	941,773	54,998	(29,419)

Net increase (decrease) in cash and cash equivalents	15,087	11,051	(32)

Cash and cash equivalents, beginning of period	0	0	32

Cash and cash equivalents, end of period	$15,087	$11,051	$0

Supplemental Cash Flow Information including Non-Cash Activities:
Interest paid	$3,200	$933	$1,653
Issuance of Series A Preferred Stock	$184,362	$0	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

BRE Select Hotels Corp, together with its wholly owned subsidiaries (the “Company”), is a Delaware corporation that intends to make an election to qualify, and believes it is operating so as to qualify, as a real estate investment trust, or REIT, for federal income tax purposes beginning with the Company’s short taxable year ended December 31, 2012. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (“Sponsor”). The acquisition of Apple Six was completed on May 14, 2013 (“Acquisition Date”). As of June 30, 2013, the Company owned 66 hotels located in 18 states with an aggregate of 7,651 rooms.

For purposes of this quarterly report on Form 10-Q, references to the Company for periods prior to the Acquisition Date shall be deemed to refer to Apple Six, unless the context indicates otherwise.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company was determined to be the acquirer for accounting purposes and, therefore, the merger was accounted for using the acquisition method of accounting. Accordingly, the purchase price of the Merger (as defined below) has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the Acquisition Date. As used herein, the term “Predecessor” refers to the financial position and results of operations of Apple Six prior to the Acquisition Date. The term “Successor” refers to the financial position and results of operations of the Company on or after the Acquisition Date. Certain merger transaction costs incurred prior to May 14, 2013 by the Company are included in the Successor period, as that period represents the commencement of Successor operations. Prior to May 14, 2013, the Company had no revenues, and expenses were comprised solely of merger related costs. For accounting purposes, the preliminary purchase price allocation was applied on May 14, 2013.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principals generally accepted in the United States (“U.S. GAAP”) for interim financial information and certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial information in the prospectus dated April 2, 2013 filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013. Operating results for the periods from January 1, 2013 through May 13, 2013 (Predecessor period) and from Acquisition Date through June 30, 2013 (Successor period) are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in Apple Six’s 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents primarily consists of cash in banks. Cash equivalents consists of investments with maturities of three months or less at acquisition. The Company has deposits in excess of $250,000 within single financial institutions that are not insured by the Federal Deposit Insurance Corporation. The Company believes it mitigates this risk by depositing with major financial institutions.

Restricted Cash

Restricted cash consists of deposits held in escrow for the payment of certain required repairs, capital improvements, property taxes, insurance and ground rent pursuant to the terms of the Company’s mortgages payable and mezzanine loans.

Investment in Real Estate and Related Depreciation

Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful lives. Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Impairment of Investment in Real Estate

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Acquisition involved an arm’s length transaction between a willing buyer and seller and because there has been a brief passage of time between the Acquisition Date and this report date, no triggering events have occurred to indicate the asset carrying value will not be recoverable. If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Goodwill

Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations and is characterized by the intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, testing for impairment of goodwill occurs in the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present.

Hotels Held for Sale

The Company classifies assets as held for sale when the criteria specified under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets, are met. Specifically, the criteria followed by the Company includes (a) management commits to a plan to sell, (b) the asset is available for immediate sale in its present condition, (c) the Company initiates an active program to locate a buyer, (d) the sale is probable to be completed within one year, and (e) the Company is actively marketing the asset at a reasonable price in relation to its current fair value. The Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservations systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Income Taxes

The Company intends to make an election to qualify, and believes it is operating so as to qualify, as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the Company’s short taxable year ended December 31, 2012. In order to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its shareholders, subject to certain adjustments and excluding any net capital gain. The Company intends to adhere to these requirements to qualify for REIT status, and assuming it does qualify for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s shareholders. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes.

Income from Discontinued Operations

Income from discontinued operations is computed in accordance with ASC 205-20, Discontinued Operations, which requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real property that has been sold, or otherwise qualifies as held for sale, be classified as discontinued operations and segregated in the Company’s condensed consolidated financial statements.

Income (loss) per Common Share (Predecessor)

Basic income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted income (loss) per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. Series B convertible preferred shares were converted in connection with the Merger (as defined below) and included in the weighted average common shares calculation for the applicable periods. There were no potential dilutive shares during the application periods, and as a result, basic and dilutive outstanding shares were the same.

Loss per Common Share (Successor)

Basic loss per common share is computed based upon the weighted average number of shares outstanding during the period. There are no potential common shares with a dilutive effect for the period from Acquisition Date through June 30, 2013. Therefore, basic and dilutive outstanding shares are the same.

Segment Information

The principal business of the Company is the ownership of hotels. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP. Further, all of the Company’s operations and assets are located within the United States, and no hotel comprises more than 10% of revenue.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has adopted this guidance and it did not have any material impact on its condensed consolidated financial statements.

2. Merger

On May 14, 2013, the Company completed its previously announced acquisition of Apple Six, pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 (the “Merger Agreement”), by and between the Company, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into the Company (the “Merger”). As a result of the Merger, the Company acquired 100% of the controlling interest of Apple Six. Each issued and outstanding common share and related Series A preferred share of Apple Six were exchanged for (i) $9.20 in cash and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) of the Company with an initial liquidation preference of $1.90 per share. The Merger was funded by a net cash contribution of $214.9 million indirectly made by the Sponsor and its affiliates, Series A Preferred Stock with an aggregate initial liquidation preference of $184.4 million, and $775.0 million of debt. In connection with these activities, the Company incurred $6.3 million in costs (excluding $1.2 million of equity issuance costs recognized as a reduction to the carrying value of the Series A Preferred Stock at Acquisition Date) for the period from May 14, 2013 through June 30, 2013, and the Predecessor incurred costs of $67.0 million for the period from April 1, 2013 through May 13, 2013. These costs are reflected in merger transaction costs in the condensed consolidated statements of operations.

The Merger was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations, and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Acquisition Date. The Company engaged a third-party valuation firm to assist in determination of the fair values of tangible and intangible assets acquired. The allocation of the purchase price is preliminary and may change upon final determination of the fair values of the assets acquired and liabilities assumed.

The following is a summary of the amounts (in thousands) assigned to the assets acquired and liabilities assumed by the Company in connection with the Merger:

Investment in real estate (including real estate held for sale)	$919,150
Goodwill	190,295
Cash	11,051
Restricted cash-furniture, fixtures and other escrows	1,197
Due from third party manager, net	8,547
Other assets, net	288
Credit facility	(30,970)
Mortgage debt	(18,078)
Accounts payable and accrued expenses	(4,115)
Ground lease	(300)

$1,077,065

Goodwill recognized is deductible for tax purposes.

3. Investment in Real Estate, net

Investment in real estate, net as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	Successor	Predecessor
	June 30, 2013	December 31, 2012

Land	$153,920	$107,736
Building and Improvements	727,520	752,736
Furniture, Fixtures and Equipment	25,090	82,503
Franchise Fees	0	3,043

	906,530	946,018
Less Accumulated Depreciation	(3,320)	(216,910)

Investment in Real Estate, net	$903,210	$729,108

4. Deferred Financing Costs

Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the mortgage and mezzanine loan agreements entered into at the time of the Merger and further discussed in Note 5. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $0.7 million for the successor period and is included in interest expense in the condensed consolidated statements of operations.

5. Mortgages Payable and Mezzanine Loans

On May 14, 2013, in connection with the acquisition of Apple Six pursuant to the Merger Agreement, certain indirect, wholly-owned subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $600.0 million mortgage loan (the “Mortgage Loan”) from Citigroup Global Markets Realty Corp. and Bank of America, N.A. (collectively, the “Lenders”). The Mortgage Loan is secured by first-priority, cross-collateralized mortgage liens on 65 of the 66 properties owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Mortgage Borrowers with respect to the properties and a security interest in a cash management account.

Certain indirect, wholly-owned subsidiaries of the Company that own direct ownership interests in the Mortgage Borrowers (the “Mezzanine A Borrowers”) obtained a $100.0 million loan (the “Mezzanine A Loan”) from the Lenders. Certain other indirect, wholly-owned subsidiaries of the Company that own direct or indirect ownership interests in the Mortgage Borrowers (the “Mezzanine B Borrowers” and, together with the Mezzanine A Borrowers, the “Mezzanine Borrowers” and, together with the Mortgage Borrowers, the “Borrowers”) obtained a $75.0 million loan (the “Mezzanine B Loan” and, together with the Mezzanine A Loan, the “Mezzanine Loans” and, together with the Mortgage Loan, the “Loans”) from the Lenders. Each of the Mezzanine Loans is secured by first-priority, cross-collateralized pledges of the direct or indirect ownership interests of each of the Mezzanine Borrowers in the Mortgage Borrowers, all related personal property, reserves, a pledge of all income received by each of the Mezzanine Borrowers with respect to its direct or indirect ownership interests in the Mortgage Borrowers and a security interest in a cash management account.

Each portion of the collateral security of the Mezzanine Loans is cross-defaulted with the Mortgage Loan and each portion of the collateral security of the Mezzanine B Loan is cross-defaulted with the Mezzanine A Loan.

In addition to the payment of the cash consideration in the Merger, the proceeds from the Loans were used to repay Apple Six’s credit facility with Wells Fargo Bank, N.A., to repay or redeem certain of Apple Six’s mortgage debt, for other costs and expenses relating to the transactions in connection with the Merger Agreement and to establish reserves, including certain reserves required to be established under the terms of the Loans.

The initial interest rate of the Mortgage Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of approximately 3.34%. By amendments executed on July 8, 2013 and July 22, 2013, respectively, the Mortgage Borrowers and the Lenders assigned the principal balance of the Mortgage Loan among each of the six components of the Mortgage Loan, and the Mortgage Borrowers and the Lenders assigned each of the six components of the Mortgage Loan with varying floating interest rates with an initial collective weighted average interest rate equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin of approximately 3.34%. The initial interest rate of the Mezzanine A Loan is equal to the one-month LIBOR plus a margin rate of 5.75%. The initial interest rate of the Mezzanine B Loan is equal to the one-month LIBOR plus a margin rate of 6.95%. The Loans are scheduled to mature on May 9, 2016, with an option for the Borrowers to extend the initial term for two one-year extension terms, subject to certain conditions. In the event the Borrowers exercise the second one-year extension option, there will be a one-time increase in the applicable interest rate by 25 basis points for the last one-year extension period. The Loans are not subject to any mandatory amortization.

The Loans contain various representations and warranties, as well as certain financial, operating and other covenants that will among other things, limit the Company’s ability to:

•	incur additional secured or unsecured indebtedness;

•

make cash distributions at any time that the debt yield, representing the quotient (expressed as a percentage) calculated by dividing the annualized net operating income of the properties subject to the Loans by the outstanding principal amount of the indebtedness under the Loans, is less than 8.75% or if there is a default continuing under any Mezzanine Loan (including the failure to make regularly scheduled debt service payments there under) until such time as the debt yield is equal to or greater than 9.00% or the Mezzanine Loan default has been cured;

•	make investments or acquisitions;

•	use assets as security in other transactions;

•

sell assets (except that the Borrowers are permitted to sell assets so long as the debt yield is not reduced, subject to payment of applicable prepayment premiums and other property release requirements)

•	guarantee other indebtedness; and

•	consolidate, merge or transfer all or substantially all of the Company’s assets.

Defaults under the Loans include, among other things, the failure to pay interest or principal when due, material misrepresentations, transfers of the underlying security for the Loans without any required consent from the applicable Lender, defaults under material agreements relating to the properties, including franchise and management agreements, bankruptcy of a Borrower or the Company, failure to maintain required insurance and a failure to observe other covenants under the Loans, in each case subject to any applicable cure rights.

The Loans are not prepayable during the first twelve months of the initial term of the Loans, except that each Borrower may prepay up to 15% of the Loan to which it is a party during such twelve month period and at any time thereafter without prepayment penalty or fee. The Borrowers may prepay the Loans, in whole or in part, at any time after the twelfth month of the initial term of the Loans, except that, if a prepayment is made at any time during the period from the thirteenth month through the eighteenth month of the initial term of the Loans and such prepayment, when aggregated with all other prepayments made by a Borrower of the applicable Loan, exceeds 15% of the amount of the Loans funded to such Borrower, then such Borrower will pay to the Lenders an amount equal to the present value of the interest payable on the principal being prepaid for the period from the date of the prepayment through the eighteenth month of the initial term of the Loans. Any prepayment made after the eighteenth month of the initial term of the Loans may be made without any prepayment penalty or fee. Notwithstanding the foregoing, any prepayment of the Loans with casualty or condemnation proceeds or any prepayment to enable the Borrowers to remove a ground leased property as collateral security due to a default by a Borrower under the applicable ground lease will not be subject to any limitation on prepayment or any prepayment fee or penalty.

In addition, the applicable Borrowers for each Loan and the Company will have recourse liability under the Loans for certain matters typical of a transaction of this type, including, without limitation, relating to losses arising out of actions by the Borrowers, the Company, the Sponsor or their respective affiliates which constitute fraud, intentional misrepresentation, misappropriation of funds (including insurance proceeds), removal or disposal of any property after an event of default under the Loans, a material violation of the due on sale/encumbrance covenants set forth in the loan agreements, willful misconduct that results in waste to any property and any material modification or voluntary termination of a ground lease without the Lenders’ prior written consent if required under the loan agreements. The applicable Borrowers for each Loan and the Company will also have recourse liability for the Loans in the event any security instrument or loan agreement is deemed a fraudulent conveyance or a preference, in the event of a voluntary or collusive involuntary bankruptcy of any Borrower or any operating lessee of the properties, in the event Borrower, the Company, the Sponsor or their respective affiliates consent to or join in the application for the appointment of a custodian, receiver, trustee or examiner of any Borrower, or the operating lessee of any of the properties or any property or any Borrower or any operating lessee of the properties making an assignment for the benefit of creditors.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries an interest rate of 4.73%. The outstanding principal balance as of June 30, 2013 was $18.0 million. In addition, in conjunction with the Merger, Apple REIT’s unsecured credit facility of $31.0 million and mortgage loan of $5.6 million on the Hillsboro, Oregon Courtyard were paid in full and extinguished.

Future scheduled principal payments of debt obligations for the five years subsequent to June 30, 2013 and thereafter are as follows (in thousands):

	Mortgages Payable	Mezzanine Loans	Total
2013 (remaining months)	$193	$0	$193
2014	402	0	402
2015	422	0	422
2016	600,440	175,000	775,440
2017	464	0	464
Thereafter	16,127	0	16,127

Total	$618,048	$175,000	$793,048

6. Fair Value of Financial Instruments

In accordance with the authoritative guidance on fair value measurements and disclosures, the Company measures nonfinancial assets and liabilities subject to nonrecurring measurement and financial assets and liabilities subject to recurring measurement based on a hierarchy that prioritizes inputs to valuation techniques used to measure the fair value. Inputs used in determining fair value should be from the highest level available in the following hierarchy:

Level 1 — Inputs based on quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access.

Level 2 — Inputs based on quoted prices for similar assets or liabilities, quoted market prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 — Inputs are unobservable for the asset or liability and typically based on an entity’s own assumptions as there is little, if any, related market activity.

Determining estimated fair values of the Company’s financial instruments such as mortgages payable requires considerable judgment to interpret market data. The market assumptions and/or estimation methodologies used may have a material effect on estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts which these instruments could be purchased, sold, or settled. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	Successor		Predecessor
	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets and liabilities carried at fair value:
Interest rate cap	$870	$870	$0	$0

Financial assets not carried at fair value:
Cash and cash equivalents	$15,087	$15,087	$0	$0
Restricted cash	$27,231	$27,231	$1,459	$1,459
Due from third party manager, net	$14,494	$14,494	$7,546	$7,546

Financial liabilities not carried at fair value:
Accounts payable and accrued expenses	$9,412	$9,412	$7,306	$7,306
Credit facility	$0	$0	$34,470	$34,716
Mortgages payable	$618,048	$618,672	$23,947	$24,837
Mezzanine loans	$175,000	$175,000	$0	$0

Cash, cash equivalent and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to the short-term nature of these assets. This is considered a Level 1 valuation technique.

Due from third party manager, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.

Credit facility, mortgages payable and mezzanine loans. For credit facility and fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics. Market rates take into consideration general market conditions and maturity. This is considered a Level 3 valuation technique. Fair value of variable rate mortgage payables and mezzanine loans approximates carrying value due to the variable nature of the applicable interest rates.

Interest rate cap. The Company acquired three interest rate cap agreements, as required by the terms of its Loans, considered to be derivative instruments. Each agreement caps the interest rate on its mortgages payable and mezzanine loans acquired in connection with the Merger. The Company did not designate the derivative as hedges for accounting purposes and, accordingly, accounts for the interest rate caps at fair value in the accompanying condensed consolidated balance sheet in other assets with adjustments to fair value recorded in unrealized gain on derivatives in the condensed consolidated statements of operations. The interest rate caps were acquired at a cost of $431,000. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principals and reasonable estimates where applicable from a third party source. This is considered a Level 2 valuation technique.

7. Commitments and Contingencies

Legal Fees – In connection with the Merger, on November 29, 2012 Apple Six entered into a litigation cost sharing agreement with Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (the “other Apple REITs”). Pursuant to the litigation cost sharing agreement:

•

The Company, as successor to Apple Six, will pay 20%, and the other parties to the litigation cost sharing agreement will pay 80%, of the fees and expenses of specified counsel or any other counsel, consultant or service provider jointly retained in connection with the Apple REIT class action litigation, incurred after November 29, 2012 in connection with the Apple REIT class action litigation. A description of this litigation is provided in Part II, Item 1 Legal Proceedings.

•

The Company, as successor to Apple Six, will pay 25%, and the other parties to the litigation cost sharing agreement will pay 75%, of the fees and expenses of specified counsel or any other counsel, consultant or service provider jointly retained in connection with the SEC investigation, incurred after November 29, 2012 in connection with a SEC investigation discussed below. The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Apple Six’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies. The Company, as successor to Apple Six, intends to continue to cooperate with the SEC staff. The Company does not believe the issues raised by the SEC staff affect the accuracy of the Company’s condensed consolidated financial statements in any material respect. At this time, the Company cannot predict the outcome of this investigation, nor can it predict the timing associated with the conclusion or resolution of this matter.

Franchise Agreements- As of June 30, 2013, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington (the “Marriott Managed Properties”), are operated under franchise agreements between the TRS and Marriott International, Inc. (“Marriott”) or Hilton Hotels Corporation (“Hilton”) or one of their respective affiliates. The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, central reservation system and other franchisor costs, are included in operating expense and sales and marketing in the condensed consolidated statements of operations.

Management Agreements – As of June 30, 2013, each of the Company’s 66 hotels are operated and managed, under separate management agreements, with affiliates of the following companies: Marriott, Stonebridge Realty Advisors, Inc. (“Stonebridge”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), or Interstate Hotels & Resorts, Inc. (“Interstate”). In connection with the Merger, the five hotels previously managed by affiliates of Hilton Worldwide, Inc. and the one hotel previously managed by Newport Hospitality Group, Inc. were converted to management by Interstate on May 14, 2013. The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, as well as annual incentive fees if applicable, and are included in management fees in the condensed consolidated statements of operations. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels.

Ground Leases – As of June 30, 2013, four of the Company’s hotel properties had ground leases with remaining terms ranging from 3 to 20 years. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 20 years. Payments under this lease are payable to a subsidiary of the

Company, and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining two leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking spaces which is included in the table below. Ground lease expenses are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to June 30, 2013 and thereafter are as follows (in thousands):

Amount

2013 (remaining months)	$131
2014	261
2015	267
2016	271
2017	238
Thereafter	4,267

Total	$5,435

8. 7% Series A Cumulative Redeemable Preferred Stock

In connection with the Merger, the Company issued 97,032,848 shares of Series A Preferred Stock. The terms of these shares provide the Company with the right to redeem such shares at any time for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. In addition, the terms of these shares include an option for a holder of such shares to require the Company to redeem all or a portion of such holder’s shares on or after November 14, 2020 for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. The initial dividend rate on these shares is 7% per annum. The dividend rate will increase to 9% per annum if dividends are not paid in cash for more than six quarters, and to 11% per annum if they are not redeemed after the earlier of certain change of control events and May 14, 2018. Due to the option provided to the holders of these shares, such shares have been classified outside permanent shareholders’ equity.

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million from the date of the Merger Agreement (November 29, 2012). As of June 30, 2013, the initial liquidation preference has not been adjusted.

The Series A Preferred Stock was recorded on the balance sheet at the initial liquidation preference of $1.90 per share less $1.2 million of Merger costs attributed to the issuance of the shares.

On June 26, 2013, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0229 per share, payable on July 15, 2013 to shareholders of record on July 1, 2013.

9. Shareholders’ Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At June 30, 2013 and December 31, 2012, there were 100 shares of common stock issued and outstanding.

Under the prior Amended and Restated Certificate of Incorporation, the authorized preferred stock of the Company included a series designated Series B Redeemable Preferred Stock (“Series B Preferred Stock”), of which 125 shares were authorized. The Company, at its option, was able to redeem shares of the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $1,000 per share plus an amount equal to all accrued and unpaid dividends thereon to and including the dated fixed for redemption. Dividends on the Series B Preferred Stock were payable at the rate of 12% per annum of the total $1,000 per share. 113 shares of Series B Preferred Stock were issued on January 18, 2013 and were redeemed on May 10, 2013.

10. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the period from May 14, 2013 through June 30, 2013, the Company recognized a current tax expense of $1.5 million. This is recorded in the condensed consolidated balance sheets $1.8 million in accounts payable and accrued expenses, comprised of $1.5 million of federal taxes and $0.3 million of state taxes, with an offsetting deferred tax asset included in other assets of $0.3 million related to book/tax differences.

11. Related Party Transactions

Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor own Hilton, which is, or owns, the franchisor of 27 of the hotels owned by the Company. In connection with Sponsor’s and its affiliates business activities, Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton may from time to time enter into arrangements with the Company and its subsidiaries.

The Company paid Blackstone Real Estate Advisors $5.9 million during the quarter ended June 30, 2013 as reimbursement for professional fees and related expenses paid on behalf of the Company in connection with the acquisition of Apple Six.

12. Hotels Held for Sale and Discontinued Operations

Based on the performance, location and capital requirements, the Company committed as of June 30, 2013 to a plan to sell the four properties identified below:

•	Fairfield Inn - Birmingham, Alabama

•	SpringHill Suites - Montgomery, Alabama

•	Fairfield Inn - Orange Park, Florida

•	SpringHill Suites - Savannah, Georgia

These hotels have been classified in the condensed consolidated financial statements as hotels held for sale as of June 30, 2013, and are recorded at carrying value of approximately $12.6 million in investment in real estate, net at June 30, 2013. The results of operations for these properties are classified as income from discontinued operations. The sale of the properties is expected to close by the first quarter of 2014.

The following table sets forth the components of income from discontinued operations for Successor and Predecessor periods (in thousands):

	Successor	Predecessor
	Three and Six Months Ended June 30, 2013	Period from April 1, through May 13, 2013	Three Months Ended June 30, 2012	Period from January 1, through May 13, 2013	Six Months Ended June 30, 2012
Total revenue	$799	$683	$1,465	$1,856	$2,787
Hotel operating expenses	576	497	1,007	1,408	1,972
Taxes, insurance and other	29	45	55	168	113
Depreciation expense	42	84	186	262	371
Interest expense	0	0	92	0	185

Income (loss) from discontinued operations	$152	$57	$125	$18	$146

13. Subsequent Events

By letter dated July 1, 2013, affiliates of MacKenzie Capital Management, LP (collectively, “MacKenzie”) initiated an unsolicited tender offer (the “MacKenzie Offer”) to buy up to 9,000,000 shares of Series A Preferred Stock at a price of $0.50 per share, less any cash distributions made by the Company after June 30, 2013. Given that the Company paid a cash dividend of $0.0229 per share on July 15, 2013, the current adjusted price of the MacKenzie Offer is $0.4771 per share. In response to the MacKenzie Offer, on July 15, 2013, BRE Holdings, the holder of all the Company’s common stock, announced an offer to purchase all outstanding shares of Series A Preferred Stock at a price of $1.20 per share net to the seller in cash. The BRE Holdings offer expires on September 10, 2013, unless extended.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with BRE Select Hotel Corp’s prospectus dated April 2, 2013 filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on April 2, 2013 (the “Prospectus”), along with the notes accompanying the unaudited condensed consolidated financial statements contained herein. In this report, the terms “the Company,” “we” or “our” refer to BRE Select Hotels Corp, together with its wholly-owned subsidiaries, and refer to Apple REIT Six, Inc. (“Apple Six”) for the periods prior to the Merger (as defined below), unless the context indicates otherwise.

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; risks associated with the Company’s indebtedness; financing risks; regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; competition within the hotel and real estate industry; risks associated with the Company’s legal proceedings; and the factors discussed in the sections entitled “Risk Factors” in the Prospectus and in this report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust (“REIT”) involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with SEC. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

Certain merger transaction costs incurred prior to May 14, 2013 by the Company are included in the Successor period, as that period represents the commencement of Successor operations. Prior to May 14, 2013, the Company had no revenues, and expenses were comprised solely of merger related costs. Information presented as of June 30, 2013, and for the period from May 14, 2013 through June 30, 2013, represents that of the Successor. Information presented for the period from January 1, 2013 through May 13, 2013, and the three and six months ended June 30, 2012 represents that of the Predecessor.

The Company was formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. The Company intends to be treated as a REIT for federal income tax purposes. On May 14, 2013, the Company completed its previously announced acquisition of Apple Six pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 (the “Merger Agreement”), by and between the Company, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into the Company (the “Merger”). As of June 30, 2013, the Company owned 66 hotels located in 18 states with an aggregate of 7,651 rooms.

Hotel Operations

Along with the industry as a whole, we continue to experience improvements in both revenues and operating income as compared to the prior year. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations. We believe the remainder of 2013 and 2014 will offer attractive growth for both the hotel industry and our Company because of the expected increased demand versus available supply.

In evaluating financial condition and operating performance, the most important indicators that we focus on are: (1) revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and RevPAR Index, which compares an individual hotel’s results to others in its local market, and (2) expenses, such as hotel operating expenses, general and administrative and other expenses described below.

As of June 30, 2013, the Company committed to a plan to sell the Birmingham, Alabama Fairfield Inn, Montgomery, Alabama SpringHill Suites, Orange Park, Florida Fairfield Inn, and Savannah, Georgia SpringHill Suites, as it was determined that these properties no longer fit the Company’s long-term strategic plan. The results of these properties have been included in discontinued operations and are not included in the summary below. The following is a summary of the Company’s results from continuing operations:

	Successor		Predecessor
(in thousands, except statistical data)	Three Months Ended June 30, 2013	Percent of Revenue	April 1, 2013 through May 13, 2013	Percent of Revenue	Three Months Ended June 30, 2012	Percent of Revenue

Total hotel revenue	$37,561	100%	$31,168	100%	$64,871	100%
Hotel operating expenses	19,816	53%	17,773	57%	35,738	55%
Taxes, insurance and other expense	1,967	5%	1,357	4%	3,226	5%
General and administrative expense	890	2%	1,223	4%	1,706	3%
Merger transaction costs	6,255		66,962		141
Depreciation	3,320		3,425		7,676
Interest expense, net	5,286		926		753
Unrealized gain on derivatives	(439)		0		0
Income tax expense	1,475		45		87

Number of hotels	62		62		62
ADR	$123		$118		$117
Occupancy	81%		77%		78%
RevPAR	$100		$92		$91
RevPAR Index (1)	118		120		119
Total rooms sold (2)	285,870		244,493		520,198
Total rooms available (3)	352,656		315,921		664,783

	Successor		Predecessor
(in thousands, except statistical data)	Six Months Ended June 30, 2013	Percent of Revenue	January 1, 2013 through May 13, 2013	Percent of Revenue	Six Months Ended June 30, 2012	Percent of Revenue

Total hotel revenue	$37,561	100%	$88,275	100%	$121,540	100%
Hotel operating expenses	19,816	53%	51,728	59%	69,125	57%
Taxes, insurance and other expense	1,967	5%	4,457	5%	6,218	5%
General and administrative expense	890	2%	2,828	3%	3,416	3%
Merger transaction costs	21,143		67,633		823
Depreciation	3,320		10,651		15,498
Interest expense, net	5,286		1,439		1,482
Unrealized gain on derivatives	(439)		0		0
Income tax expense	1,475		140		175

Number of hotels	62		62		62
ADR	$123		$116		$117
Occupancy	81%		73%		72%
RevPAR	$100		$84		$84
RevPAR Index (1)	118		121		120
Total rooms sold (2)	285,870		709,621		966,426
Total rooms available (3)	352,656		978,777		1,349,578

(1)	Calculated from data provided by Smith Travel Research, Inc. ®
(2)	Represents the number of room nights sold during the period.
(3)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Hotels Owned

The following table summarizes the location, brand, manager and number of rooms for each of the 66 hotels the Company owned at June 30, 2013, all of which were acquired on May 14, 2013 in connection with the Merger described in Note 2 of the condensed consolidated financial statements.

City	State	Brand	Manager	Rooms
Birmingham	Alabama	Fairfield Inn	LBA	63
Dothan	Alabama	Courtyard	LBA	78
Dothan	Alabama	Hampton Inn & Suites	LBA	85
Huntsville	Alabama	Fairfield Inn	LBA	79
Huntsville	Alabama	Residence Inn	LBA	78
Montgomery	Alabama	SpringHill Suites	LBA	79
Tuscaloosa	Alabama	Courtyard	LBA	78
Tuscaloosa	Alabama	Fairfield Inn	LBA	63
Anchorage	Alaska	Hampton Inn	Stonebridge	101
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	125
Anchorage	Alaska	Homewood Suites	Stonebridge	122
Phoenix	Arizona	Hampton Inn	Stonebridge	99
Arcadia	California	Hilton Garden Inn	Stonebridge	124
Arcadia	California	SpringHill Suites	Stonebridge	86
Bakersfield	California	Hilton Garden Inn	Interstate	120
Folsom	California	Hilton Garden Inn	Inn Ventures	100
Foothill Ranch	California	Hampton Inn	Stonebridge	84
Lake Forest	California	Hilton Garden Inn	Stonebridge	103
Milpitas	California	Hilton Garden Inn	Inn Ventures	161
Roseville	California	Hilton Garden Inn	Inn Ventures	131
San Francisco	California	Hilton Garden Inn	White	169
Boulder	Colorado	Marriott	White	157
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	133
Lakewood	Colorado	Hampton Inn	Stonebridge	170
Farmington	Connecticut	Courtyard	White	119
Rocky Hill	Connecticut	Residence Inn	White	96
Wallingford	Connecticut	Homewood Suites	White	104
Clearwater	Florida	SpringHill Suites	LBA	79
Lake Mary	Florida	Courtyard	LBA	83
Lakeland	Florida	Residence Inn	LBA	78
Orange Park	Florida	Fairfield Inn	LBA	83
Panama City	Florida	Courtyard	LBA	84
Pensacola	Florida	Courtyard	LBA	90
Pensacola	Florida	Fairfield Inn	LBA	63
Pensacola	Florida	Hampton Inn & Suites	LBA	85
Tallahassee	Florida	Hilton Garden Inn	Interstate	99
Albany	Georgia	Courtyard	LBA	84
Columbus	Georgia	Residence Inn	LBA	78
Savannah	Georgia	SpringHill Suites	LBA	79
Valdosta	Georgia	Courtyard	LBA	84
Mt. Olive	New Jersey	Residence Inn	White	123
Somerset	New Jersey	Homewood Suites	White	123
Saratoga Springs	New York	Hilton Garden Inn	White	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	Interstate	147
Hillsboro	Oregon	Courtyard	Inn Ventures	155
Hillsboro	Oregon	Residence Inn	Inn Ventures	122
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	136
Portland	Oregon	Residence Inn	Inn Ventures	258
Pittsburgh	Pennsylvania	Residence Inn	White	156
Myrtle Beach	South Carolina	Courtyard	Marriott	135
Nashville	Tennessee	Homewood Suites	Interstate	121
Arlington	Texas	SpringHill Suites	Western	121
Arlington	Texas	TownePlace Suites	Western	94
Dallas	Texas	SpringHill Suites	Western	148
Ft. Worth	Texas	Homewood Suites	Interstate	137
Ft. Worth	Texas	Residence Inn	Western	149
Ft. Worth	Texas	SpringHill Suites	Marriott	145
Laredo	Texas	Homewood Suites	Western	105
Laredo	Texas	Residence Inn	Western	109
Las Colinas	Texas	TownePlace Suites	Western	135
McAllen	Texas	Hilton Garden Inn	Western	104
Fredericksburg	Virginia	Hilton Garden Inn	Interstate	148
Kent	Washington	TownePlace Suites	Inn Ventures	152
Mukilteo	Washington	TownePlace Suites	Inn Ventures	128
Redmond	Washington	Marriott	Marriott	262
Renton	Washington	Hilton Garden Inn	Inn Ventures	150

				7,651

Results of Operations

Hotel performance is impacted by many factors, including the economic conditions in the areas we operate as well as the United States, generally. Although hampered by uncertainty regarding government spending, economic indicators in the United States have shown evidence of an economic recovery, which is currently having a positive impact on the lodging industry, including the Company. As a result, the Company’s revenue and operating income improved in the first half of 2013 compared to the same period of 2012 and the Company expects continued improvement in revenue and operating income in 2013 as compared to 2012.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. Total hotel revenue from continuing operations was $37.6 million for the period from May 14, 2013 through June 30, 2013, and $31.2 million for the period from April 1, 2013 through May 13, 2013, as compared to $64.9 million for the three months ended June 30, 2012. Total hotel revenue from continuing operations was $37.6 million for the period from May 14, 2013 through June 30, 2013, and $88.3 million for the period from January 1, 2013 through May 13, 2013, as compared to $121.5 million for the six months ended June 30, 2012. The hotels achieved occupancy of 81% and 77%, ADR of $123 and $118 and RevPAR of $100 and $92 for the period from May 14 through June 30, 2013 and April 1, 2013 through May 13, 2013, respectively. This compares to occupancy, ADR and RevPAR of 78%, $117 and $91, respectively, for the three months ended June 30, 2012. The hotels achieved occupancy of 81% and 73%, ADR of $123 and $116 and RevPAR of $100 and $84 for the period from May 14 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to occupancy, ADR and RevPAR of 72%, $117 and $84, respectively, for the six months ended June 30, 2012. ADR is calculated as room revenue divided by number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Increases in demand and continued room rate improvements led to the improved results compared to 2012. Our hotels continue to be leaders in their respective markets, with higher occupancy percentage and ADR compared to our competitors.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expenses from continuing operations totaled $19.8 million and $17.8 million, respectively, representing 53% and 57% of total hotel revenue for the periods from May 14, 2013 through June 30, 2013 and April 1, 2013 through May 13, 2013. This compares to hotel operating expenses of $35.7 million, representing 55% of total hotel revenue, for the three months ended June 30, 2012. Hotel operating expenses from continuing operations totaled $19.8 million and $51.7 million, respectively, representing 53% and 59% of total hotel revenue for the periods from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013. This compares to hotel operating expenses of $69.1 million, representing 57% of total hotel revenue, for the six months ended June 30, 2012.

Results for the periods from May 14, 2013 through June 30, 2013, April 1, 2013 through May 13, 2013 and January 1, 2013 through May 13, 2013 reflect the impact of the increases in revenues and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and expects to continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses from continuing operations were $2.0 million and $1.4 million, or 5% and 4% of total hotel revenue for the periods from May 14, 2013 through June 30, 2013 and April 1, 2013 through May 13, 2013, respectively. This compares to taxes, insurance, and other operating expenses from continuing operations of $3.2 million, or 5% of total hotel revenue, for the three months ended June 30, 2012. Taxes, insurance, and other expenses from continuing operations were $2.0 million and $4.5 million, or 5% and 5% of total hotel revenue for the periods from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to taxes, insurance, and other operating expenses from continuing operations of $6.2 million, or 5% of total hotel revenue, for the six months ended June 30, 2012.

Property taxes have increased in 2013 as the economy has continued to improve and localities reassessed property values accordingly. Also, 2013 insurance rates have increased modestly, largely because of overall insurance industry losses following world-wide catastrophic acts of mother nature.

General and administrative expense from continuing operations was $0.9 million and $1.2 million, or 2% and 4% of total hotel revenue for the periods from May 14, 2013 through June 30, 2013 and April 1, 2013 through May 13, 2013, respectively. This compares to general and administrative expense from continuing operations of $1.7 million, or 3% of total hotel revenue, for the three months ended June 30, 2012. General and administrative expense from continuing operations was $0.9 million and $2.8 million, or 2% and 3% of total hotel revenue for the periods from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to general and administrative expense from continuing operations of $3.4 million, or 3% of total hotel revenue, for the six months ended June 30, 2012.

The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees, and reporting expenses. Legal fees primarily relate to legacy matters of the Predecessor and its litigation cost sharing agreement with the other Apple REITs. See Part II, Item 1 Legal Proceedings for further details.

Merger transaction costs were $6.3 million and $67.0 million for the three month Successor period ended June 30, 2013 and April 1, 2013 through May 13, 2013, respectively, compared to $0.1 million for the three months ended June 30, 2012. Merger transaction costs were $21.1 million and $67.6 million for the six month Successor period ended June 30, 2013 and January 1, 2013 through May 13, 2013, respectively, compared to $0.8 million for the six months ended June 30, 2012.

Costs incurred during the periods covering 2013 were in connection with the Merger discussed herein, and comprised primarily of legal and other professional services fees. Costs incurred during the three and six months ended March 31, 2012 were associated with Apple REIT Six’s evaluation of a potential consolidation transaction of the other Apple REITs. In May 2012, it was determined by the boards of directors of Apple REIT Six and the other Apple REITs not to move forward with the potential consolidation transaction at that time.

Depreciation expense from continuing operations was $3.3 million and $3.4 million for the periods from May 14, 2013 through June 30, 2013 and April 1, 2013 through May 13, 2013, respectively, compared to $7.7 million for the three months ended June 30, 2012. Depreciation expense from continuing operations was $3.3 million and $10.7 million for the periods from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively, compared to $15.5 million for the six months ended June 30, 2012.

Interest expense, net was $5.3 million and $0.9 million for the periods from May 14, 2013 through June 30, 2013 and April 1, 2013 through May 13, 2013, respectively, compared to $0.8 million for the three months ended June 30, 2012. Interest expense, net was $5.3 million and $1.4 million for the periods from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively, compared to $1.5 million for the six months ended June 30, 2012.

Interest expense increased due to the mortgage and mezzanine loans obtained in connection with the merger, partly offset by the payoff of the line of credit and the mortgage payable on the Hillsboro Courtyard. As of June 30, 2013, the Company had total debt outstanding of $793.0 million compared to $69.2 million at June 30, 2012. The Company capitalized interest of approximately $0 and $0.2 million for the period from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, compared to $0.1 million for the six months ended June 30, 2012 in conjunction with hotel renovations.

Liquidity and Capital Resources

Operating cash flow from the properties owned is the Company’s principal source of liquidity. The Company anticipates that cash flow from operations will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, and dividends on the 7% Series A Cumulative Redeemable Preferred Shares.

To qualify as a REIT, the Company is required to distribute at least 90% of its ordinary income. Prior to the execution of the Merger Agreement, distributions were paid by the Predecessor at a monthly rate of $0.066 per common share. Total distributions by the Predecessor in the first six months of 2012 were $36.1 million and were paid monthly at a rate of $0.066 per common share. No distributions were made by the Predecessor in 2013 per the terms of the Merger Agreement.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel franchise agreements and under its loan agreements, to make available for the repair, replacement and refurbishing of furniture, fixtures, and equipment a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company anticipates total capital expenditures of approximately $16 to $18 million for the full year of 2013 and approximately $14 to $16 million for the full year 2014 in connection with renovations and brand initiatives. The Company currently does not have any existing or planned projects for new development.

On June 26, 2013, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0229 per share, payable on July 15, 2013 to shareholders of record on July 1, 2013.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Business Interruption

Being in the real estate industry, the Company’s financial position and results of operation are exposed to natural disasters. Although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Apple Six was party to certain legal matters at the time of its acquisition by the Company. Following completion of its acquisition of Apple Six, the Company as the surviving corporation in the Merger, became involved in these legacy matters. The initial liquidation preference of $1.90 per share of Series A Preferred Stock is subject to downward adjustment should net costs and payments relating to certain litigation and regulatory legacy matters exceed $3.5 million, including the litigation described below and the SEC investigation referenced in Note 7 to the condensed consolidated financial statements of this report. As of June 30, 2013, the initial liquidation preference has not been adjusted.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. Apple Six was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc. et al. class action lawsuit, which was filed on June 20, 2011.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against Apple Six, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. (“David Lerner Associates”) and David Lerner. Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. are collectively referred to as “other Apple REIT companies.” The consolidated complaint, purportedly brought on behalf of all purchasers of units in Apple Six and the other Apple REIT companies, or those who otherwise acquired these units that were offered and sold to them by David Lerner Associates or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On February 16, 2012, one shareholder of Apple Six and Apple REIT Seven, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against Apple Six, Apple REIT Seven, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, and certain executives of David Lerner Associates. The complaint, purportedly brought on behalf of all purchasers of units of Apple Six and Apple REIT Seven, Inc., or those who otherwise acquired these units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates defendants only), and for violation of New Jersey’s state securities laws. On March 13, 2012, by order of the court, Laurie Brody v. David Lerner Associates, Inc., et al. was consolidated into the In re Apple REITs Litigation.

On April 18, 2012, Apple Six and the other Apple REIT companies served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. Apple Six and the other Apple REIT companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.

On April 3, 2013, the motion to dismiss the consolidated complaint in the In re Apple REITs Litigation was granted in full with prejudice. On April 12, 2013, plaintiffs filed a notice of appeal in the Apple REIT class action litigation. On July 26, 2013, plaintiffs filed a brief in support of their appeal. The Company believes that any claims against it are without merit, and it intends to continue to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Prospectus, which could materially affect the Company’s business, financial condition or future results. The risks described in the Prospectus are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may adversely affect its business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Prospectus.

Item 5.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of the Company’s Sponsor, by Hilton Worldwide, Inc. and Travelport Limited, which may be considered the Company’s affiliates.

Item 6.	Exhibits

Exhibit Number	Description of Documents

10.1	Loan Agreement dated as of May 14, 2013 by and among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P. and BRE Select Hotels Clearwater LLC, collectively, as Borrower, and BRE Select Hotels Operating LLC, as Operating Lessee, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender.*

10.2	First Amendment to Loan Agreement and other Loan Documents dated as of July 8, 2013 among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P. and BRE Select Hotels Clearwater LLC, collectively, as Borrower, and BRE Select Hotels Operating LLC, as Operating Lessee, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender.*

10.3	Second Amendment to Loan Agreement and other Loan Documents dated as of July 22, 2013 among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P. and BRE Select Hotels Clearwater LLC, collectively, as Borrower and BRE Select Hotels Operating LLC, as Operating Lessee, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender.*

10.4	Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated May 14, 2013 by Borrower and Operating Lessee, collectively, as mortgagor, to Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as mortgagee.*

10.5	Guaranty Agreement executed as of May 14, 2013 by BRE Select Hotels Corp for the benefit of Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender.*

10.6	Mezzanine A Loan Agreement dated as of May 14, 2013 by and among BRE Select Hotels Mezz 1A LLC and BRE Select Hotels Mezz 1B LLC, collectively, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender.*

10.7	First Amendment to Mezzanine A Loan Agreement and other Loan Documents dated as of July 8, 2013 among BRE Select Hotels Mezz 1A LLC and BRE Select Hotels Mezz 1B LLC, collectively, as Borrower, and Principal Life Insurance Company, Commonwealth Annuity and Life Insurance Company, Fidelity Securities Fund: Fidelity Real Estate Income Fund, Fidelity Securities Fund: Fidelity Series Real Estate Income Fund, Fidelity Salem Street Trust: Fidelity Strategic Real Return Fund and BSSF ARH Holding, LLC, collectively, as Lender.*

10.8	Pledge and Security Agreement (Mezzanine A Loan) dated as of May 14, 2013 among BRE Select Hotels Mezz 1A LLC, BRE Select Hotels Mezz 1B LLC and BRE Select Hotels PA Holdings LLC, collectively, as Pledgor, in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender.*

10.9	Guaranty Agreement (Mezzanine A) executed as of May 14, 2013 by BRE Select Hotels Corp. for the benefit of Citigroup Global Markets Realty Corp and Bank of America, N.A., collectively, as Lender.*

10.10	Mezzanine B Loan Agreement dated as of May 14, 2013 by and among BRE Select Hotels Mezz 2A LLC and BRE Select Hotels Mezz 2B LLC, collectively, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender.*

10.11	First Amendment to Mezzanine B Loan Agreement and other Loan Documents dated as of July 8, 2013 among BRE Select Hotels Mezz 2A LLC and BRE Select Hotels Mezz 2B LLC, collectively, as Borrower, and Libremax Master Fund, Ltd., as Lender.*

10.12	Pledge and Security Agreement (Mezzanine B Loan) dated as of May 14, 2013 among BRE Select Hotels Mezz 2A LLC, BRE Select Hotels Mezz 2B LLC and BRE Select Hotels PA Holdings LLC, collectively, as Pledgor, in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender.*

10.13	Guaranty Agreement (Mezzanine B) executed as of May 14, 2013 by BRE Select Hotels Corp for the benefit of Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Section 13(r) Disclosure.*

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: August 14, 2013	By:	/s/ WILLIAM J. STEIN
William J. Stein Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ BRIAN KIM
Brian Kim Chief Financial Officer, Vice President and Managing Director (Principal Financial and Accounting Officer)