Form 10-Q
period 2013-09-30
BRE Select Hotels Corp
filed 2013-11-13
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at November 1, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor	Predecessor
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $9,854 and $216,910, respectively	$961,942	$729,108
Hotels held for sale	10,815	0
Cash and cash equivalents	34,852	0
Restricted cash	32,678	1,459
Due from third party manager, net	2,718	7,546
Prepaid expenses	2,353	199
Deferred financing costs, net	13,898	298
Goodwill	128,195	0
Other assets	3,224	1,760

TOTAL ASSETS	$1,190,675	$740,370

LIABILITIES
Accounts payable and accrued expenses	$14,080	$7,306
Credit facility	0	34,470
Mortgages payable	617,953	23,947
Mezzanine loans	175,000	0

TOTAL LIABILITIES	807,033	65,723

7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference; 120,000,000 shares authorized, 97,032,848 shares issued and outstanding at September 30, 2013; none authorized, issued and outstanding at December 31, 2012	183,825	0

SHAREHOLDERS’ EQUITY
Predecessor:
Preferred stock, no par value; 15,000,000 shares authorized, none issued and outstanding at December 31, 2012	0	0
Series A preferred stock, no par value; 200,000,000 shares authorized, 91,226,580 shares issued and outstanding at December 31, 2012	0	0
Series B convertible preferred stock, no par value; 240,000 shares authorized, issued and outstanding at December 31, 2012	0	24
Common stock, no par value; 200,000,000 shares authorized, 91,226,580 shares issued and outstanding at December 31, 2012	0	899,958
Successor:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding at September 30, 2013; none authorized, issued and outstanding at December 31, 2012	0	0
Common stock, $0.01 par value; 100,000 shares authorized, 100 shares issued and outstanding at September 30, 2013; 100 shares authorized, issued and outstanding at December 31, 2012	0	0

Additional paid-in capital	204,641	0
Distributions greater than net income	(4,824)	(225,335)

TOTAL SHAREHOLDERS EQUITY	199,817	674,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,190,675	$740,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Successor		Predecessor
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Period from January 1, through May 13, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues:
Room revenue	$69,451	$104,681	$82,063	$65,323	$178,677
Other revenue	4,324	6,655	6,212	4,105	12,291
Reimbursed expenses	0	0	2,838	1,899	5,698

Total revenue	73,775	111,336	91,113	71,327	196,666

Expenses:
Operating expense	17,008	25,462	23,167	16,463	47,021
Hotel administrative expense	5,700	8,604	7,159	4,994	14,696
Sales and marketing	5,474	8,302	7,407	5,332	15,191
Utilities	2,792	4,028	3,188	2,713	7,050
Repair and maintenance	2,734	4,184	4,081	2,810	8,229
Franchise fees	3,478	5,206	3,716	2,929	8,029
Management fees	2,443	3,659	3,010	2,683	6,832
Taxes, insurance and other	3,292	5,258	4,457	3,088	9,305
General and administrative	832	1,721	2,828	1,818	5,235
Merger transaction costs	320	21,463	67,633	(13)	810
Reimbursed expenses	0	0	2,838	1,899	5,698
Depreciation expense	6,534	9,854	10,651	7,470	22,969

Total expenses	50,607	97,741	140,135	52,186	151,065

Operating income (loss)	23,168	13,595	(49,022)	19,141	45,601

Interest expense, net	(9,621)	(14,908)	(1,439)	(688)	(2,171)
Unrealized gain (loss) on derivatives	(208)	231	0	0	0
Income tax expense	(1,964)	(3,420)	(140)	(103)	(278)

Income (loss) from continuing operations	11,375	(4,502)	(50,601)	18,350	43,152

Income (loss) from discontinued operations	(455)	(322)	18	(144)	3

Net income (loss)	10,920	(4,824)	(50,583)	18,206	43,155

Accrued Series A Preferred Stock dividends	(3,231)	(6,139)	0	0	0

Net income (loss) available for common stockholders	$7,689	$(10,963)	$(50,583)	$18,206	$43,155

Basic and diluted net income (loss) per common share

From continuing operations, after Series A Preferred Stock dividends	81,440.00	(106,410.00)	(0.55)	0.20	0.47
From discontinued operations	(4,550.00)	(3,220.00)	0.00	(0.00)	0.00

Total basic and diluted net income (loss) per common share available to common stockholders	$76,890.00	$(109,630.00)	$(0.55)	$0.20	$0.47

Weighted average common shares outstanding - basic and diluted	100	100	91,270,197	91,167,095	91,116,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Successor	Predecessor
	Nine Months Ended September 30, 2013	Period from January 1, through May 13, 2013	Nine Months Ended September 30, 2012

Cash flows from operating activities:
Net (loss) income	$(4,824)	$(50,583)	$43,155
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	9,895	10,912	23,523
Estimated selling costs on assets held for sale	435	0	0
Fair value adjustment of interest rate cap	(231)	0	0
Amortization of deferred financing costs	1,986	93	162
Other non-cash expenses, net	(11)	2	41
Changes in operating assets and liabilities:
Increase in cash restricted for operating expenses	(3,792)	0	0
Decrease (increase) in due from third party managers, net	4,718	(1,001)	(4,639)
Increase in prepaid expenses	(2,315)	0	0
Increase in other assets	(2,743)	(313)	(462)
Increase (decrease) in accounts payable and accrued expenses	6,446	(1,301)	2,666

Net cash provided by (used in) operating activities	9,564	(42,191)	64,446

Cash flows from investing activities:
Capital improvements, net	(727)	(7,735)	(8,264)
Proceeds from sale of assets, net	0	5,866	0
Cash paid for business acquisition, net of cash acquired	(881,652)	0	0
Net (increase) decrease in cash restricted for property improvements	(27,689)	113	1,082

Net cash used in investing activities	(910,068)	(1,756)	(7,182)

Cash flows from financing activities:
Net repayment of credit facility	(30,970)	(3,500)	(17,420)
Net proceeds from borrowings on mortgage payable and mezzanine loans	775,000	0	18,300
Payments of mortgage debt	(125)	(5,869)	(5,261)
Financing fees	(15,884)	0	(155)
Net proceeds related to issuance of Units	0	0	15,363
Redemptions of Units	0	0	(14,023)
Conversion of Series B convertible preferred stock	0	64,367	0
Net capital contribution from Sponsor	214,880	0	0
Merger costs related to issuance of Series A Preferred Stock	(1,223)	0	0
Distributions paid to Series A Preferred shareholders	(2,222)	0	0
Distributions paid to common shareholders	(4,100)	0	(54,100)

Net cash provided by (used in) financing activities	935,356	54,998	(57,296)

Net increase (decrease) in cash and cash equivalents	34,852	11,051	(32)

Cash and cash equivalents, beginning of period	0	0	32

Cash and cash equivalents, end of period	$34,852	$11,051	$0

Supplemental Cash Flow Information including Non-Cash Activities:
Interest paid	$11,721	$933	$2,472
Income taxes paid	$1,247	$367	$399
Issuance of Series A Preferred Stock	$184,362	$0	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

BRE Select Hotels Corp, together with its wholly owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes beginning with the Company’s short taxable year ended December 31, 2012. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (“Sponsor”). The acquisition of Apple Six was completed on May 14, 2013 (“Acquisition Date”). As of September 30, 2013, the Company owned 66 hotels located in 18 states with an aggregate of 7,651 rooms.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principals generally accepted in the United States (“U.S. GAAP”) for interim financial information and certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial information in the prospectus dated April 2, 2013 filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in Apple Six’s 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents primarily consists of cash in banks. Cash equivalents consist of investments with maturities of three months or less at acquisition. The Company has deposits in excess of $250,000 within single financial institutions that are not insured by the Federal Deposit Insurance Corporation. The Company believes it mitigates this risk by depositing with major financial institutions.

Restricted Cash

Restricted cash consists of deposits held in escrow for the payment of certain required repairs, capital improvements, property taxes, insurance and ground rent pursuant to the terms of the Company’s mortgages payable and mezzanine loans, as well as a repairs and improvements reserve required by the Marriott management agreements.

Due from Third Party Manager, net

Due from third party manager represents the working capital advanced to the hotel management companies for operation of the hotels, net of management fees payable.

Investment in Real Estate and Related Depreciation

Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful lives. Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, 10 years for major improvements and three to seven years for furniture and equipment.

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

Goodwill

Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations, and is characterized by the intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, the Company performs its annual testing for impairment of goodwill during the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present.

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

Income Taxes

The Company made an election, through the filing of Form 1120-REIT for 2012, to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the Company’s short taxable year ended December 31, 2012. In order to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its shareholders, subject to certain adjustments and excluding any net capital gain. The Company intends to adhere to these requirements to qualify for REIT status, and assuming it does qualify for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s shareholders. However, the Company’s the taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes.

Income (loss) from Discontinued Operations

Income (loss) from discontinued operations is computed in accordance with ASC 205-20, Discontinued Operations, which requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real property that has been sold, or otherwise qualifies as held for sale, be classified as discontinued operations and segregated in the Company’s condensed consolidated financial statements.

Income (loss) per Common Share (Predecessor)

Basic income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted income (loss) per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. Series B convertible preferred shares were converted on May 13, 2013 in connection with the Merger (as defined below) and included in the weighted average common shares calculation for the applicable periods. There were no potential dilutive shares during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

Income (loss) per Common Share (Successor)

Basic income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. There are no potential common shares with a dilutive effect for the period from Acquisition Date through September 30, 2013. Therefore, basic and dilutive outstanding shares are the same.

The net income (loss) per common share amounts previously reported on Form 10-Q for the three and six months ended June 30, 2013, did not appropriately reflect income (loss) available to common stockholders in accordance with ASC 260-10-45-11, Other Presentation Matters – Income Available to Common Stockholders and Preferred Dividends. Income (loss) available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations and also from net income. As such, the corrected income (loss) per common share amounts for the three and six months ended June 30, 2013 are as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Loss from continuing operations	$(1,009)	$(15,897)
Income from discontinued operations	152	152

Net loss	(857)	(15,745)

Accrued Series A Preferred Stock dividends	(2,907)	(2,907)

Net loss available for common stockholders	$(3,764)	$(18,652)

Basic and diluted net income (loss) per common share
From continuing operations, after Series A Preferred Stock dividends	(39,160.00)	(188,040.00)
From discontinued operations	1,520.00	1,520.00

Total basic and diluted net loss per common share available to common stockholders	$(37,640.00)	$(186,520.00)

Weighted average common shares outstanding - basic and diluted	100	100

Management believes these adjusted amounts do not materially impact the interim financial statements as of and for the three and six months ended June 30, 2013 as previously reported on Form 10-Q with the SEC. Net income (loss) per common share has been appropriately presented in accordance with ASC 260 on the condensed consolidated statement of operations for the three and nine months ended September 30, 2013.

Segment Information

The principal business of the Company is the ownership of hotels. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with U.S. GAAP. Further, all of the Company’s operations and assets are located within the United States, and no hotel comprises more than 10% of total revenue earned by the Company.

Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standards Updates (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has adopted this guidance and it did not have any material impact on its condensed consolidated financial statements.

2. Merger

On May 14, 2013, the Company completed its previously announced acquisition of Apple Six, pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 (the “Merger Agreement”), by and between the Company, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into the Company (the “Merger”). As a result of the Merger, the Company acquired 100% of the controlling interest of Apple Six. Each issued and outstanding common share and related Series A preferred share of Apple Six were exchanged for (i) $9.20 in cash and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) of the Company with an initial liquidation preference of $1.90 per share. The Merger was funded by a net cash contribution of $214.9 million indirectly made by the Sponsor and its affiliates, Series A Preferred Stock with an aggregate initial liquidation preference of $184.4 million, and $775.0 million of debt. In connection with these activities, the Company incurred $0.3 million and $21.5 million in merger transaction costs (excluding $1.2 million of equity issuance costs recognized as a reduction to the carrying value of the Series A Preferred Stock at Acquisition Date) for the three and nine months ended September 30, 2013, and the Predecessor incurred merger transaction costs of $67.6 million for the period from January 1, 2013 through May 13, 2013. These costs are reflected in merger transaction costs in the condensed consolidated statements of operations.

The Merger was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Acquisition Date. The Company engaged a third party valuation firm to assist in the determination of the fair values of tangible and intangible assets acquired. After the June 30, 2013 financial statements were issued, new information was provided to us by the third-party valuation firm and after considering the results of that report, we have estimated that the fair value of the investment in real estate should be increased by $63.2 million, offset by a decrease of $62.1 million to goodwill and $1.1 million to due from third party manager, net. The amount of additional depreciation expense that would have been booked in three months ended June 30, 2013 using the adjusted asset values was determined to be immaterial. The allocation of the purchase price is preliminary and may change upon final determination of the fair values of the assets acquired and liabilities assumed.

The following is a summary of the amounts (in thousands) assigned to the assets acquired and liabilities assumed by the Company in connection with the Merger:

Investment in real estate (including real estate held for sale)	$982,361
Goodwill	128,195
Cash	11,051
Restricted cash-furniture, fixtures and other escrows	1,197
Due from third party manager, net	7,436
Other assets	288
Credit facility	(30,970)
Mortgage debt	(18,078)
Accounts payable and accrued expenses	(4,115)
Ground lease	(300)

$1,077,065

Goodwill recognized is deductible for tax purposes.

3. Investment in Real Estate, net

Investment in real estate, net as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	Successor	Predecessor
	September 30, 2013	December 31, 2012

Land	$153,951	$107,736
Building and Improvements	793,485	752,736
Furniture, Fixtures and Equipment	24,360	82,503
Franchise Fees	0	3,043

	971,796	946,018
Less Accumulated Depreciation	(9,854)	(216,910)

Investment in Real Estate, net	$961,942	$729,108

4. Deferred Financing Costs

Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the mortgage and mezzanine loan agreements entered into at the time of the Merger and further discussed in Note 5. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $1.3 million and $2.0 million for the three and nine months ended September 30, 2013, respectively, and is included in interest expense in the condensed consolidated statements of operations.

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

The initial interest rate of the Mortgage Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of approximately 3.34%. By amendments executed on July 8, 2013 and July 22, 2013, respectively, the Mortgage Borrowers and the Lenders assigned the principal balance of the Mortgage Loan among each of the six components of the Mortgage Loan and the Mortgage Borrowers and the Lenders assigned each of the six components of the Mortgage Loan with varying floating interest rates with an initial collective weighted average interest rate equal LIBOR plus a margin of approximately 3.34%. The initial interest rate of the Mezzanine A Loan is equal to the one-month LIBOR plus a margin rate of 5.75%. The initial interest rate of the Mezzanine B Loan is equal to the one-month LIBOR plus a margin rate of 6.95%. The Loans are scheduled to mature on May 9, 2016, with an option for the Borrowers to extend the initial term for two one-year extension terms, subject to certain conditions. In the event the Borrowers exercise the second one-year extension option, there will be a one-time increase in the applicable interest rate by 25 basis points for the last one-year extension period. The Loans are not subject to any mandatory amortization.

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

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance as of September 30, 2013 was $18.0 million and included in mortgages payable in the condensed consolidated balance sheets. In addition, in conjunction with the Merger, Apple Six’s unsecured credit facility of $31.0 million and mortgage loan of $5.6 million on the Hillsboro, Oregon Courtyard were paid in full and extinguished.

Future scheduled principal payments of debt obligations for the five years subsequent to September 30, 2013 and thereafter are as follows (in thousands):

	Mortgages Payable	Mezzanine Loans	Total
2013 (remaining months)	$98	$0	$98
2014	402	0	402
2015	421	0	421
2016	600,440	175,000	775,440
2017	464	0	464
Thereafter	16,128	0	16,128

Total	$617,953	$175,000	$792,953

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

	Successor		Predecessor
	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets and liabilities carried at fair value:
Interest rate caps	$662	$662	$0	$0

Financial assets not carried at fair value:
Cash and cash equivalents	$34,852	$34,852	$0	$0
Restricted cash	$32,678	$32,678	$1,459	$1,459
Due from third party manager, net	$2,718	$2,718	$7,546	$7,546

Financial liabilities not carried at fair value:
Accounts payable and accrued expenses	$14,080	$14,080	$7,306	$7,306
Credit facility	$0	$0	$34,470	$34,716
Mortgages payable	$617,953	$616,812	$23,947	$24,837
Mezzanine loans	$175,000	$175,000	$0	$0

Interest rate caps. The Company acquired three interest rate cap agreements, as required by the terms of its Loans, considered to be derivative instruments. Each agreement caps the interest rate on its mortgages payable and mezzanine loans obtained in connection with the Merger. The Company did not designate the derivative as hedges for accounting purposes and, accordingly, accounts for the interest rate caps at fair value in the accompanying condensed consolidated balance sheet in other assets with adjustments to fair value recorded in unrealized gain (loss) on derivatives in the condensed consolidated statements of operations. The interest rate caps were acquired at a cost of $431,000. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principals and reasonable estimates where applicable from a third party source. This is considered a Level 2 valuation technique.

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

Franchise Agreements- As of September 30, 2013, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) are operated under franchise agreements between TRS and Marriott International, Inc. (“Marriott”) or Hilton Hotels Corporation (“Hilton”) or one of their respective affiliates. The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements – As of September 30, 2013, each of the Company’s 66 hotels are operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Stonebridge Realty Advisors, Inc. (“Stonebridge”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), or Interstate Hotels & Resorts, Inc. (“Interstate”). In connection with the Merger, the five hotels previously managed by affiliates of Hilton Worldwide, Inc. and the one hotel previously managed by Newport Hospitality Group, Inc. were converted to management by Interstate on May 14, 2013. The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels.

Ground Leases – As of September 30, 2013, four of the Company’s hotel properties had ground leases with remaining terms ranging from 3 to 20 years. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 20 years. Payments under this lease are payable to a subsidiary of the Company, and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining three leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to September 30, 2013 and thereafter are as follows (in thousands):

Amount

2013 (remaining months)	$65
2014	261
2015	267
2016	271
2017	238
Thereafter	4,267

Total	$5,369

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

On September 30, 2013, BRE Holdings purchased approximately 2.0 million shares of the Series A Preferred Stock for $1.30 per share as part of a tender offer extended to all shareholders. The shares are currently held by BRE Holdings.

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million from the date of the Merger Agreement (November 29, 2012). The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of September 30, 2013, the initial liquidation preference has not been adjusted.

On May 14, 2013, the Series A Preferred Stock was recorded on the balance sheet at the initial liquidation preference of $1.90 per share less $1.2 million of Merger costs attributed to the issuance of the shares.

On September 19, 2013, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, payable on October 15, 2013 to shareholders of record on October 1, 2013.

9. Shareholders’ Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At September 30, 2013 and December 31, 2012, there were 100 shares of common stock issued and outstanding.

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

10. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three and nine months ended September 30, 2013, the Company recorded $2.0 million and $3.4 million of income tax expense, respectively. Tax expense for the three and nine months ended September 30, 2013 is comprised of federal taxes and state taxes. A deferred tax asset of $2.2 million relating to temporary timing differences between the tax and financial statement recognition of certain expense items is included in other assets on the accompanying condensed consolidated balance sheets at September 30, 2013.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the condensed consolidated financial statements is to classify these as interest expense and operating expense, respectively. As of September 30, 2013, the Company did not incur any material interest or penalties.

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

12. Hotels Held for Sale and Discontinued Operations

Based on the performance, location and capital requirements, the Company committed to a plan to sell the four properties identified below:

•	Fairfield Inn - Birmingham, Alabama

•	SpringHill Suites - Montgomery, Alabama

•	Fairfield Inn - Orange Park, Florida

•	SpringHill Suites - Savannah, Georgia

These hotels have been classified in the condensed consolidated financial statements as hotels held for sale of $10.8 million and are recorded at the anticipated sale proceeds less cost to sell at September 30, 2013. The results of operations for these properties are classified as income (loss) from discontinued operations. The results of operations for the three and nine months ended September 30, 2013 include a loss on the anticipated sale of $0.4 million representing the estimated selling costs. The estimated fair value is based on actual third party bids for the properties and other third party information which is considered a Level 2 measurement under the FASB’s standard on Fair Value Measurements and Disclosures. The sale of the properties is expected to close by the second quarter of 2014.

The following table sets forth the operating results from discontinued operations for the Successor and Predecessor periods (in thousands):

	Successor		Predecessor
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Period from January 1, through May 13, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Total revenue	$1,313	$2,112	$1,856	$1,206	$3,994
Hotel operating expenses	1,048	1,598	1,408	1,033	3,006
Taxes, insurance and other	54	83	168	41	153
General and administrative	39	65	0	0	0
Depreciation expense	0	42	262	184	555
Interest expense	192	192	0	92	277
Income tax expense	0	19	0	0	0
Estimated selling costs	435	435	0	0	0

Income (loss) from discontinued operations	$(455)	$(322)	$18	$(144)	$3

The Company allocates interest expense to discontinued operations and has included such interest expense in computing income (loss) from discontinued operations. The allocation method used took the loan release amounts for the discontinued operations, as a percentage of the outstanding principal, multiplied by interest expense for the period.

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

Overview

Certain merger transaction costs incurred prior to May 14, 2013 by the Company are included in the Successor period, as that period represents the commencement of Successor operations. Prior to May 14, 2013, the Company had no revenues, and expenses were comprised solely of merger related costs. Information presented as of September 30, 2013, and for the three and nine months ended September 30, 2013, represents that of the Successor. Information presented for the period from January 1, 2013 through May 13, 2013, and the three and nine months ended September 30, 2012 represents that of the Predecessor.

The Company was formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. The Company intends to be treated as a REIT for federal income tax purposes. On May 14, 2013, the Company completed its previously announced acquisition of Apple Six pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 (the “Merger Agreement”), by and between the Company, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into the Company (the “Merger”). As of September 30, 2013, the Company owned 66 hotels located in 18 states with an aggregate of 7,651 rooms.

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

The Company has committed to a plan to sell the Birmingham, Alabama Fairfield Inn, Montgomery, Alabama SpringHill Suites, Orange Park, Florida Fairfield Inn, and Savannah, Georgia SpringHill Suites, as it was determined that these properties no longer fit the Company’s long-term strategic plan. The results of these properties have been included in discontinued operations and are not included in the summary below. The following is a summary of the Company’s results from continuing operations:

	Successor		Predecessor
(in thousands, except statistical data)	Three Months Ended September 30, 2013	Percent of Revenue	Three Months Ended September 30, 2012	Percent of Revenue

Total hotel revenue	$73,775	100%	$69,428	100%
Hotel operating expenses	39,629	54%	37,924	55%
Taxes, insurance and other expense	3,292	4%	3,088	4%
General and administrative expense	832	1%	1,818	3%
Merger transaction costs	320		(13)
Depreciation	6,534		7,470
Interest expense, net	9,621		688
Unrealized loss on derivatives	208		0
Income tax expense	1,964		103

Number of hotels	62		62
ADR	$129		$123
Occupancy	80%		79%
RevPAR	$103		$97
RevPAR Index (1)	119		120
Total rooms sold (2)	540,101		531,483
Total rooms available (3)	675,924		671,588

	Successor		Predecessor
(in thousands, except statistical data)	Nine Months Ended September 30, 2013	Percent of Revenue	January 1, 2013 through May 13, 2013	Percent of Revenue	Nine Months Ended September 30, 2012	Percent of Revenue

Total hotel revenue	$111,336	100%	$88,275	100%	$190,968	100%
Hotel operating expenses	59,445	53%	51,728	59%	107,048	56%
Taxes, insurance and other expense	5,258	5%	4,457	5%	9,305	5%
General and administrative expense	1,721	2%	2,828	3%	5,235	3%
Merger transaction costs	21,463		67,633		810
Depreciation	9,854		10,651		22,969
Interest expense, net	14,908		1,439		2,171
Unrealized gain on derivatives	(231)		0		0
Income tax expense	3,420		140		278

Number of hotels	62		62		62
ADR	$127		$116		$118
Occupancy	80%		73%		76%
RevPAR	$102		$84		$89
RevPAR Index (1)	119		121		122
Total rooms sold (2)	825,971		709,621		1,517,921
Total rooms available (3)	1,028,580		978,777		2,001,154

(1)	Calculated from data provided by Smith Travel Research, Inc. ®
(2)	Represents the number of room nights sold during the period.
(3)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Hotels Owned

The following table summarizes the location, brand, manager and number of rooms for each of the 66 hotels the Company owned at September 30, 2013, all of which were acquired on May 14, 2013 in connection with the Merger described in Note 2 of the condensed consolidated financial statements.

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

				7,651

Results of Operations

As of September 30, 2013, the Company owned 66 hotels located in 18 states with an aggregate of 7,651 rooms. Hotel performance is impacted by many factors, including the economic conditions in the areas we operate as well as the United States, generally. Although hampered by uncertainty regarding government spending, economic indicators in the United States have shown evidence of an economic recovery, which is currently having a positive impact on the lodging industry, including the Company. As a result, the Company’s revenue and operating income improved in both the Successor and Predecessor periods in 2013 compared to the nine months ended September 30, 2012, and the Company expects continued improvement in revenue and operating income during the remainder of the year.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended September 30, 2013 and 2012, the Company had total hotel revenue from continuing operations of $73.8 million and $69.4 million, respectively. Total hotel revenue from continuing operations was $111.3 million for the period from May 14, 2013 through September 30, 2013, and $88.3 million for the period from January 1, 2013 through May 13, 2013, as compared to $191.0 million for the nine months ended September 30, 2012. For the three months ended September 30, 2013 and 2012, the hotels achieved average occupancy of 80% and 79%, ADR of $129 and $123 and RevPAR of $103 and $97. The hotels achieved occupancy of 80% and 73%, ADR of $127 and $116 and RevPAR of $102 and $84 for the period from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to occupancy, ADR and RevPAR of 76%, $118 and $89, respectively, for the nine months ended September 30, 2012. ADR is calculated as room revenue divided by number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Increases in demand and continued room rate improvements led to the improved results in the current year compared to 2012. Our hotels continue to be leaders in their respective markets, with higher occupancy percentage and ADR compared to our competitors.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended September 30, 2013 and 2012, hotel operating expenses from continuing operations totaled $39.6 million and $37.9 million, respectively, representing 54% and 55% of total hotel revenue. Hotel operating expenses from continuing operations totaled $59.4 million and $51.7 million, respectively, representing 53% and 59% of total hotel revenue for the periods from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013. This compares to hotel operating expenses of $107.0 million, representing 56% of total hotel revenue, for the nine months ended September 30, 2012.

Results for the three months ended September 30, 2013, as well as the periods from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013 reflect the impact of the increases in revenues and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and expects to continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses from continuing operations for the three months ended September 30, 2013 and 2012 were $3.3 million and $3.1 million, or 4% and 4% of total hotel revenue, respectively. Taxes, insurance, and other expenses from continuing operations were $5.3 million and $4.5 million, or 5% and 5% of total hotel revenue for the periods from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to taxes, insurance, and other operating expenses from continuing operations of $9.3 million, or 5% of total hotel revenue, for the nine months ended September 30, 2012.

Property taxes have increased in 2013 as the economy has continued to improve and localities reassessed property values accordingly. Also, 2013 insurance rates have increased modestly, largely because of overall insurance industry losses following world-wide catastrophic acts of mother nature.

General and administrative expense from continuing operations for the three months ended September 30, 2013 and 2012 was $0.8 million and $1.8 million, or 1% and 3% of total hotel revenue, respectively. General and administrative expense from continuing operations was $1.7 million and $2.8 million, or 2% and 3% of total hotel revenue for the periods from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to general and administrative expense from continuing operations of $5.2 million, or 3% of total hotel revenue, for the nine months ended September 30, 2012.

The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees, and reporting expenses. Legal fees primarily relate to legacy matters of the Predecessor and its litigation cost sharing agreement with the other Apple REITs. See Part II, Item 1 Legal Proceedings for further details. General and administrative expense has trended downward since the Merger due to lower overhead costs for the Successor as compared to the Predecessor.

Merger transaction costs were $0.3 million and $0 for the three months ended September 30, 2013 and 2012, respectively. Merger transaction costs were $21.5 million and $67.6 million for the periods from January 1, 2013 through June 30, 2013 (Successor) and January 1, 2013 through May 13, 2013 (Predecessor), respectively, compared to $0.8 million for the nine months ended September 30, 2012.

Costs incurred during 2013 were in connection with the Merger discussed herein, and comprised primarily of legal and other professional services fees. Costs incurred during the nine months ended September 30, 2012 were associated with Apple REIT Six’s evaluation of a potential consolidation transaction of the other Apple REITs. In May 2012, it was determined by the boards of directors of Apple REIT Six and the other Apple REITs not to move forward with the potential consolidation transaction at that time.

Depreciation expense from continuing operations for the three months ended September 30, 2013 and 2012 was $6.5 million and $7.5 million, respectively. Depreciation expense from continuing operations was $9.9 million and $10.7 million for the periods from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, respectively, compared to $23.0 million for the nine months ended September 30, 2012.

Interest expense, net for the three months ended September 30, 2013 and 2012 was $9.6 million and $0.7 million, respectively. Interest expense, net was $14.9 million and $1.4 million for the periods from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, respectively, compared to $2.2 million for the nine months ended September 30, 2012.

Interest expense increased due to the mortgage and mezzanine loans obtained in connection with the Merger, partly offset by the payoff of the line of credit and the mortgage payable on the Hillsboro Courtyard. As of September 30, 2013, the Company had total debt outstanding of $793.0 million compared to $58.6 million at September 30, 2012. The Company capitalized interest of approximately $0 and $0.2 million for the period from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, compared to $45,000 for the nine months ended September 30, 2012 in conjunction with hotel renovations.

Liquidity and Capital Resources

Operating cash flow from the properties owned is the Company’s principal source of liquidity. The Company anticipates that cash flow from operations will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, and dividends on the 7% Series A Cumulative Redeemable Preferred Shares.

To qualify as a REIT, the Company is required to distribute at least 90% of its ordinary income. Prior to the execution of the Merger Agreement, distributions were paid by the Predecessor at a monthly rate of $0.066 per common share. Total distributions by the Predecessor in the first nine months of 2012 were $54.1 million and were paid monthly at a rate of $0.066 per common share. No distributions were made by the Predecessor in 2013 per the terms of the Merger Agreement.

On July 15, 2013, the Company paid a dividend for the Series A Preferred Stock of $0.0229 per share to shareholders of record on July 1, 2013. On September 19, 2013, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, payable on October 15, 2013 to shareholders of record on October 1, 2013.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel franchise agreements and under its loan agreements, to make available for the repair, replacement and refurbishing of furniture, fixtures, and equipment a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. Pursuant to the loan agreement described in Note 5, at closing the Company was required to deposit $15.0 million into a restricted cash account to fund required capital improvements. In addition, for a thirty-six month period thereafter, the Company must deposit in a lender escrow an amount equal to the sum of: (i) $0.4 million and (ii) 4% of total revenue, excluding revenue from the Marriott managed hotels. These funds can then be used for capital enhancements to the properties. Based on current projections of revenue for the ensuing twelve months, the total funds reserved and/or expected to be used for capital expenditures for the twelve months is approximately $15.0 million.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Apple Six was party to certain legal matters at the time of its acquisition by the Company. Following completion of its acquisition of Apple Six, the Company as the surviving corporation in the merger, became involved in these legacy matters. The initial liquidation preference of $1.90 per share of Series A Preferred Stock is subject to downward adjustment should net costs and payments relating to certain litigation and regulatory legacy matters exceed $3.5 million, including the litigation described below and the SEC investigation referenced in Note 7 to the condensed consolidated financial statements of this report. As of September 30, 2013, the initial liquidation preference has not been adjusted.

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

On April 3, 2013, the motion to dismiss the consolidated complaint in the In re Apple REITs Litigation was granted in full with prejudice. On April 12, 2013, plaintiffs filed a notice of appeal in the Apple REIT class action litigation. On July 26, 2013, plaintiffs filed a brief in support of their appeal. On October 25, 2013, defendants filed a brief opposing plaintiffs’ appeal. The Company believes that any claims against it are without merit, and it intends to continue to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of the Company’s Sponsor, by Travelport Limited, which may be considered the Company’s affiliate.

Item 6.	Exhibits

Exhibit Number	Description of Documents

10.1	Joinder Agreement and Amendment to Loan Agreement and Loan Documents made as of September 3, 2013 by BRE Select Hotels Southeast LLC, in favor of U.S. Bank National Association, as Trustee for the Registered Holders of CGBAM Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2013-BREH and acknowledged and agreed by BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, and BRE Select Hotels Clearwater LLC, BRE Select Hotels TX L.P. and BRE Select Hotels NC L.P., as Borrowers, BRE Select Hotels Operating LLC, as Operating Lessee, Blackstone Real Estate Partners VII L.P., Blackstone Real Estate Partners VII.TE.1 L.P., Blackstone Real Estate Partners VII.TE.2 L.P., Blackstone Real Estate Partners VII.TE.3 L.P., Blackstone Real Estate Partners VII.TE.4 L.P., Blackstone Real Estate Partners VII.TE.5 L.P., Blackstone Real Estate Partners VII.TE.6 L.P., Blackstone Real Estate Partners VII.TE.7 L.P., Blackstone Real Estate Partners VII.TE.8 L.P. and Blackstone Real Estate Partners VII.F L.P., as Guarantor, and BRE Select Hotels Corp, as Indemnitor.*

10.2	Pledge and Security Agreement (Mezzanine A Loan) dated as of September 3, 2013 by BRE Select Hotels Mezz 1A LLC, as Pledgor, in favor of Principal Life Insurance Company, Commonwealth Annuity and Life Insurance Company, Fidelity Securities Fund: Fidelity Real Estate Income Fund, Fidelity Securities Fund: Fidelity Series Real Estate Income Fund, Fidelity Salem Street Trust: Fidelity Strategic Real Return Fund and BSSF ARH Holding, LLC, collectively, as Lender.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Section 13(r) Disclosure.*

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: November 13, 2013	By:	/S/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director
(Principal Executive Officer)

Date: November 13, 2013	By:	/S/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President and Managing Director
(Principal Financial and Accounting Officer)