Form 10-K
period 2013-12-31
BRE Select Hotels Corp
filed 2014-03-28
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer, the registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act for the past 90 days. The registrant has filed all reports required under Section 13 or 15(d) of the Exchange Act since the effectiveness of the registrant’s Registration Statement on Form S-4 (File No. 333-186090) on March 29, 2013.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public trading market in which the Company’s common shares are traded, and all common shares are held by an affiliate of the Company. The number of common shares outstanding as of March 28, 2014 was 100.

BRE SELECT HOTELS CORP

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide, Inc. or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted for uses other than in this paragraph but will be deemed to be included wherever the above referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “forecast” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; risks associated with the Company’s indebtedness; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; competition within the hotel and real estate industry; and the factors discussed in the section entitled “Risk Factors” in this report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the SEC and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

In this report, the terms “the Company,” “BRE Select Hotels,” “we” or “our” refer to BRE Select Hotels Corp, together with its wholly-owned subsidiaries, and refer to Apple REIT Six, Inc. (“Apple Six”) for the periods prior to the Merger (as defined below), unless the context indicates otherwise.

Item 1.	Business

Overview

We are a Delaware corporation that was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple Six on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six was completed on May 14, 2013 (the “Acquisition Date”). As of December 31, 2013, we owned 66 hotels located in 18 states with an aggregate of 7,651 rooms.

We have made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes beginning with the Company’s short taxable year ended December 31, 2012. We have wholly-owned taxable REIT subsidiaries which lease all of our hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. (“Marriott”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”) or Interstate Hotels & Resorts, Inc. (“Interstate”) under separate hotel management agreements.

We do not distinguish or group our operations on a geographical basis for purposes of measuring performance. Accordingly, we have a single reportable segment for disclosure purposes in accordance with U.S. GAAP. All of our operations and assets are located within the United States, and no hotel comprises more than 10% of our total revenue. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Merger. On May 14, 2013, we completed our acquisition of Apple Six, pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 (the “Merger Agreement”), by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us (the “Merger”). As a result of the Merger, we acquired 100% of the controlling interest of Apple Six. Each of Apple Six’s issued and outstanding common shares and related Series A preferred shares was exchanged for (i) $9.20 in cash and (ii) one share of our 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) with an initial liquidation preference of $1.90 per share. The Merger was funded by a net cash contribution of $214.9 million indirectly made by the Sponsor and its affiliates, Series A Preferred Stock with an aggregate initial liquidation preference of $184.4 million, and $775.0 million of debt.

Business Strategy. Our primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. This strategy includes utilizing our asset management expertise to improve the performance of our hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, thereby improving revenue and operating performance of each hotel in its individual market. When cost effective, we renovate our properties to increase their ability to compete in particular markets. Although there are many factors that influence profitability, including national and local economic conditions, we believe our planned renovations and strong asset management of our portfolio will increase each hotel’s performance in its individual market, although there can be no assurance of such results.

Hotel Industry and Competition. The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in our immediate vicinity and secondarily with other hotels in our geographic market. Competitive advantage is based on a number of factors, including brand recognition, location, room rates, customer service, and range of guest amenities offered. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of our hotels in that area.

Hotel Operating Performance. As of December 31, 2013, we owned 66 hotels consisting of 14 Hilton Garden Inn hotels, 10 Residence Inn hotels, 10 Courtyard hotels, seven SpringHill Suites hotels, six Homewood Suites hotels, five TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two full service Marriott hotels. They are located in 18 states and, in aggregate, consist of 7,651 rooms. Apple Six sold two hotels located in Tempe, Arizona in June 2011, and we have designated another four hotels, located in Birmingham, Alabama, Montgomery, Alabama, Orange Park, Florida, and Savannah, Georgia, as held for sale. The results of operations of these six hotels are classified as discontinued operations.

Room revenue from continuing operations totaled $159.9 million for the period from May 14, 2013 through December 31, 2013, and $82.1 million for the period from January 1, 2013 through May 13, 2013, compared to $230.6 million for 2012. The hotels achieved average occupancy of 76% and 73%, ADR of $123 and $116, and RevPAR of $94 and $84 for the periods from May 14, 2013 through December 31, 2013, and January 1, 2013 through May 13, 2013, respectively. This compares to average occupancy of 74%, ADR of $116, and RevPAR of $86 in 2012. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Economic conditions have improved in 2013 compared to recent years. As a result, we and the industry have experienced improvements in hotel occupancy levels, as reflected in the overall increase in occupancy during the past two years. In addition, also signifying a progressing economy, we experienced an increase in ADR and RevPAR during 2013 and 2012 as compared to the prior years. With continued improvement in both demand and room rates, we and the industry are forecasting a mid-single digit percentage increase in revenue for 2014 as compared to 2013.

Our hotels continue to be leaders in their respective markets. Average RevPAR Index was 120 and 121 for the periods from May 14, 2013 through December 31, 2013, and January 1, 2013 through May 13, 2013, respectively. This compares to average RevPAR Index of 122 in 2012. RevPAR Index is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. We will continue to pursue market opportunities to improve revenue. See our complete financial statements in Part II, Item 8 of this report.

Hotel Maintenance and Renovation. Our hotels have an ongoing need for renovation and refurbishment. We are required, under all of our hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that such amounts may be used for certain of our capital expenditures with respect to the hotels.

Hotel Operating Agreements

We have entered into various franchise and/or management agreements, which provide us with a variety of benefits including national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry. Below are general descriptions of our management, franchise and lease agreements:

Management Agreements. Each of our 66 hotels are operated and managed under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Western, LBA, White, Inn Ventures or Interstate. In conjunction with the Merger, Apple Six’s prior management agreements with affiliates of Hilton Worldwide, Inc. (“Hilton”) and Newport Hospitality Group, Inc. were terminated and replaced with management agreements with Interstate. Our hotel managers generally have sole responsibility and authority for the day to day operations of each hotel, which include providing all hotel employees, overseeing operations, and providing us with financial projections. The agreements have remaining terms generally ranging from less than one to 21 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to us, as defined in the management agreements. We have the option to terminate the management agreements if specified performance thresholds are not satisfied.

Franchise Agreements. Stonebridge, Western, LBA, White, Inn Ventures and Interstate are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues.

Taxable REIT Subsidiary (“TRS”) Lease Agreements. Our lease agreements are intercompany agreements between the TRS lessees and our property-owning subsidiaries. These agreements generally contain terms which are customary for third-party lease agreements, including terms for rent payments and other expenses. All related rental income and expense related to the TRS lease agreements net to zero and have no impact on the consolidated financial statements.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotels may cause quarterly fluctuations in our revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters.

Regulation

Our hotels are subject to various laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe each of our hotels has the necessary permits and approvals to operate its business, and is appropriately covered by insurance.

Americans with Disabilities Act. All of our hotels are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the United States government or an award of damages to private litigants, or both. Although we believe that the hotels in our portfolio substantially comply with the present requirements of the ADA, the obligation in regards to the ADA is an ongoing one and we will continue to assess our hotels and make appropriate adjustments as needed.

Environmental Matters. In connection with each of our hotel acquisitions, we obtained a Phase I Environmental Report and additional environmental reports and surveys, as were necessitated by the preliminary report. Based on the reports, we are not aware of any environmental situations requiring remediation at our properties, which have not been, or are not currently being remediated. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs we incur in connection with hazardous substances.

Employees

We have no employees. During 2013, all employees involved in the day-to-day operation of our hotels were employed by third party management companies engaged pursuant to the hotel management agreements. Corporate services are provided by another management company engaged pursuant to a corporate services agreement.

Available Information

Our Internet website address is www.bre-select-hotels.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference in this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. Our business is also subject to general risks and uncertainties that may broadly affect companies, including us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operations (including revenues and profitability), operating cash flow and value.

Risks Related to Our Business

We had no operating history prior to the Merger, and there can be no assurance that we will be able to implement our investment strategy and investment approach.

We did not commence operations prior to the Merger and had no operating history upon which you may evaluate our performance. There can be no assurance that we will be able to implement our investment strategy and investment approach or that our shareholders will receive a return of their capital. Past performance of Apple Six is not necessarily indicative of our future results, particularly in light of the changes that occurred in connection with the Merger, including changes in management and capital structure.

We are subject to the business, financial, and operating risks inherent to the hotel industry, any of which could reduce profits and limit opportunities for growth.

The success of our properties will depend largely on the property operators’ ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect our income and the funds we have available to distribute to shareholders. Additionally, each of our properties is affiliated with a national or international hotel chain. Changes in public perception of the chain or deterioration in the financial health of the franchisor may affect the income generated by our properties.

The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in business or leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual’s willingness to travel.

Market conditions and other factors beyond our control may reduce operating results and the value of our properties.

Changes in general local or national economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond our control may reduce operating results and the value of properties that we own. Additionally, these items, among others, may reduce the availability of capital to us. As a result, cash available to make distributions to shareholders may be affected.

The United States continues to be in a post-recessionary low-growth environment, which has experienced historically high levels of unemployment. Uncertainty over the depth and duration of this economic environment continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States emerged from a recessionary environment in 2009, but high unemployment levels and sluggish business and consumer travel trends were evident in 2010 through 2013. As a result, we and the industry may, among other things, experience reductions in revenue. Accordingly, our financial results are impacted by the economic environment, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent. A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry. Such an economic outcome could also negatively impact our future growth prospects and results of operations.

The hospitality industry is subject to seasonal volatility, which may contribute to fluctuations in our results of operations.

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations, which may affect revenues and our ability to make distributions to shareholders.

The franchise, management and license agreements pursuant to which our properties operate contain restrictions and limitations that may adversely affect our business.

Our subsidiaries operate all of the properties pursuant to franchise, management or license agreements with nationally recognized hotel brands. These agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with our ability to create specific business plans tailored to each property and to each market. The existence of construction or renovation at a property may make a property less attractive to guests, and accordingly have a negative impact on cash flows. Additionally, such construction or renovations may not be completed or may not be completed in the contemplated time frame. Upon completion, such construction or renovation may not improve the operations at, or increase the value of, the subject property.

The hotel industry is highly competitive, and we might not be able to compete effectively.

The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in our immediate vicinity and secondarily with other hotels in our geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of our hotels in that area.

Our business could be materially adversely affected if we incur legal liability.

As a result of regulatory inquiries or other regulatory actions, we may become subject to lawsuits. We are, as the surviving corporation in the Merger, involved in class action litigation as described in “Legal Proceedings” in Part I, Item 3 of this report. If the outcome of any regulatory actions or lawsuits, including the class action litigation, is unfavorable, we may be required to pay damages and/or change our business practices, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Our ability to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

We may become subject to regulatory inquiries, which could result in costs and personnel time commitment in connection with responding. We may also become subject to action by governing regulatory agencies as a result of our activities, which could result in costs to respond and fines or changes in the our business practices, any of which could have a material adverse effect on our financial condition, results of operations, liquidity, capital resources, and cash flows.

Real estate property investments are illiquid, and it may not be possible to dispose of assets when appropriate or on favorable terms.

Real estate property investments generally cannot be disposed of quickly, and a return of capital and realization of gains, if any, from an investment generally occur upon the disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices or within any desired period of time. The ability to sell assets could also be restricted by certain covenants in the debt agreements. As a result, we may be required to dispose of assets on less than favorable terms, if at all, and we may be unable to vary our portfolio in response to economic or other conditions, which could adversely affect our financial position.

Environmental conditions could result in significant unexpected costs.

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. Under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances or petroleum product releases at a property and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property or disposed of by us, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell such property or to borrow using such property as collateral.

There may also be asbestos-containing materials at some of our properties. While we do not expect the environmental conditions at our properties, considered as a whole, to have a material adverse effect, there can be no assurance that this will be the case. Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions that may exist with respect to any of the properties that we own.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows.

All of the properties that we own are required to comply with the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the United States government or an award of damages to private litigants, or both. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our ability to meet our financial obligations, to sell such property or to borrow using such property as collateral.

Our real estate assets may be subject to impairment charges.

On a periodic basis, we assess whether there are any indicators that the value of our real estate assets and intangible assets may be impaired. Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future net undiscounted net cash flow expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. The impairment charge to be recognized is measured by the amount by which carrying value exceeds fair value. Fair value is determined by using management’s best estimate of discounted net cash flows over the remaining life of the asset, including proceeds from the eventual disposition of the asset.

We are required to use estimates and assumptions that affect the reported value of these assets and these assessments will have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Some of the information technology is purchased from vendors, on whom the systems depend. We and our hotel managers and franchisors may rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel managers and franchisors have taken steps necessary to protect the security of our and their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Certain perils could adversely affect our business.

Concentrations of properties in particular geographic areas or regions of the United States may increase the risk that adverse economic or other developments or natural disasters (e.g., earthquakes, floods, hurricanes or events such as the platform explosion and subsequent oil spill that occurred in the Gulf of Mexico in 2010) affecting a particular region of the country could adversely impact our business. Some of our properties are located in areas, such as California, Oregon and Washington, which are high-risk geographical areas for earthquakes. In addition, we have properties that are located in coastal counties which may be more susceptible to wind or flood damage than properties in other parts of the country. Some of the properties are also located in or near major urban areas which could be the target of future terrorist acts. Depending upon its magnitude, an earthquake, hurricane, severe storm or terrorist act could severely damage one or more of our properties, which would adversely affect our business. We maintain property insurance for our properties and the resulting business interruption. Although our properties are insured to the extent and at levels consistent with insurance carried by institutional owners of hotels, there is no assurance that any loss incurred will be of a type covered by such insurance and will not exceed the limits of such insurance. Additionally, any earthquake, wind, flood or terrorist peril, whether or not insured, could have an adverse effect on our results of operations and financial condition.

Our subsidiaries have a substantial amount of indebtedness and may not be able to make the required payments on their debt or refinance their indebtedness when it comes due.

We have approximately $793 million of mortgage and mezzanine debt outstanding. Our substantial leverage subjects us to a number of risks, including the following:

•	a decrease in our net operating cash flow or an increase in our expenses could make it difficult for us or our subsidiaries to satisfy our or their respective debt service requirements or force us to modify our operations;

•	the indebtedness is secured by mortgage liens on all of our properties or pledges of our direct and indirect ownership interests in certain subsidiaries, reducing our ability to obtain additional financing;

•	our ability to obtain additional financing for working capital, capital expenditures or other purposes may be impaired or any such financing may not be available on terms favorable to us;

•	interest expense reduces the funds that would otherwise be available to us for our operations and future business opportunities or for distributions to the holders of the Series A Preferred Stock or other shareholders;

•	the substantial leverage increases our vulnerability to general economic downturns and adverse industry conditions, or we may be unable to carry out capital spending that is important to our growth and the maintenance of our properties;

•	the substantial leverage could limit our flexibility in planning for, or reacting to, changes in our business and our industry in general;

•	the substantial leverage may cause us to make non-strategic divestitures; and

•	the substantial leverage and the amount required to pay our debt obligations could place us in a competitive disadvantage to our competitors that are less highly-leveraged because, among other things, it may restrict our ability to make competitive upgrades to our existing buildings.

Our substantial consolidated indebtedness exposes our assets to the possibility of foreclosure, which could result in the loss of our investment in one or more properties.

Sixty-five of our sixty-six properties (and pledges of direct or indirect ownership interests in the mortgage borrowers party thereto) secure $775 million of cross-collateralized and cross-defaulted mortgage and mezzanine debt obtained in connection with the Merger (which we refer to herein as the “debt financing”). One remaining property secures a separate mortgage loan. If our subsidiaries that are borrowers under the debt financing, are unable to meet the required debt service payments under the debt financing, the holder of the mortgage or lender could foreclose on direct or indirect ownership interests in the property or direct or indirect ownership interests in the cross-defaulted and cross-collateralized properties, resulting in a loss of our investment. Alternatively, if we decide to cause the sale of properties to raise funds to meet debt service obligations, it is possible that such properties would be disposed of at a loss.

Existence of mezzanine indebtedness creates additional foreclosure risk.

The mezzanine loans were funded to certain of our subsidiaries that own direct or indirect ownership interests in the mortgage borrowers. Each mezzanine loan is secured by a first priority, cross-collateralized pledge of direct or indirect ownership interests of the mortgage borrowers, all related personal property, reserves, a pledge of all income received by each mezzanine borrower with respect to its direct or indirect ownership interests in the mortgage borrowers and a cash management account. If there were a default under any mezzanine loan, the lender of such mezzanine loan would be entitled to foreclose on the direct or indirect ownership interests in the mortgage borrower. The process for any such foreclosure may vary, but foreclosure on mezzanine indebtedness generally occurs more expeditiously than foreclosure on mortgage indebtedness. Accordingly, it is more difficult to restructure mezzanine loans or delay or prevent foreclosure of mezzanine loans by causing sales of properties or refinancing mezzanine loans.

We may not be able to make the required payments on our debt or refinance our debt when it comes due, and we may be forced to take other actions to satisfy our obligations under our debt, which may or may not be successful.

The debt financing is not subject to any mandatory amortization payments. Indebtedness with a substantial remaining principal balance on its stated maturity involves a greater risk of non-payment at maturity than a fully amortizing loan. When the remaining principal balance under the debt financing becomes due, borrowers may not have enough cash to repay the outstanding indebtedness under the debt financing and may not be able to obtain new financing to repay the outstanding indebtedness under the debt financing or the terms of any new financing may not be as favorable as the terms of the debt financing. If the interest rate on any new debt is higher than the rate on the debt financing, the borrowers’ costs will increase. The borrowers’ ability to refinance the debt financing and the terms on which they might refinance will depend upon economic conditions, conditions in the capital markets and in the hotel industry and on the performance of the properties owned by borrowers. The recent economic downturn has resulted in the tightening of lending standards and a substantial reduction in capital available to refinance commercial mortgage loans. These factors have increased the risks in refinancing commercial mortgage loans. There is no guarantee that we will be able to refinance or cause the repayment of the outstanding indebtedness under the debt financing or any of our loans at maturity. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, cash flows may not be sufficient in all years to repay all maturing debt at the relevant time(s) and one or more properties or ownership interests in the mortgage borrowers may be foreclosed upon or we may be forced to dispose of properties on disadvantageous terms.

Covenants and other restrictions in our post-merger financing arrangement will limit our operations and activities.

The loan documents related to the debt financing (which we refer to herein as the “debt agreements”) contain, and the terms of any future indebtedness may contain, certain financial, operating and other covenants that restrict our ability to finance future operations or capital needs or engage in other activities that may be in our interest. Such restrictions affect, and in many respects limit or prohibit, among other things, our or certain of our subsidiaries’ ability to:

•	incur additional secured or unsecured indebtedness;

•	make cash distributions at any time that the debt yield, representing the quotient (expressed as a percentage) calculated by dividing the annualized net operating income of the properties subject to the debt agreements by the outstanding principal amount of indebtedness under the debt agreements, is less than 8.75% or if there is a default continuing under any mezzanine loan (including the failure to make regularly scheduled debt service payments thereunder) until such time the debt yield is equal to or greater than 9.00% or the mezzanine loan default has been cured;

•	make investments or acquisitions;

•	use assets as security in other transactions;

•	sell assets (except that the borrowers are permitted to sell assets so long as the debt yield is not reduced, subject to payment of applicable prepayment premiums and other property release requirements);

•	guarantee other indebtedness; and

•	consolidate, merge or transfer all or substantially all of our assets.

A breach of any of these covenants could result in an event of default and/or accelerate some or all our indebtedness under the debt agreements. If an event of default occurs under the debt agreements, the lenders could elect to declare all borrowings outstanding under the debt agreements, together with any accrued and unpaid interest, immediately due and payable, or require us to apply all of our available cash to repay these borrowings.

Risks Related to Series A Preferred Stock

We are a holding company dependent upon the assets and operations of our subsidiaries, and because of our structure, we may not be able to generate the funds necessary to make payments on the Series A Preferred Stock.

We are a holding company with no assets other than the capital stock of our subsidiaries. These subsidiaries conduct all of our operations and are our only source of income. Accordingly, we are dependent on dividends and other distributions from our subsidiaries to generate the funds necessary to make payments on the Series A Preferred Stock, including payments of dividends and amounts due upon redemption. The debt agreements contain covenants that restrict the ability of our subsidiaries to pay dividends or make other distributions to us, which may impair our ability to make cash payments on the Series A Preferred Stock. Any of our or our subsidiaries’ future indebtedness will likely include restrictions with similar effects. The Series A Preferred Stock is solely our obligation and no other entity has any obligation, contingent or otherwise, to make any payments in respect of the Series A Preferred Stock.

The Series A Preferred Stock effectively ranks junior to any of our or our subsidiaries’ indebtedness.

The Series A Preferred Stock effectively ranks junior to the debt financing and any other of our or our subsidiaries’ indebtedness. We and our subsidiaries have approximately $793 million of indebtedness outstanding. The debt financing is secured by liens on substantially all of the assets of our subsidiaries. This permits the lenders under the debt financing to be paid from the proceeds of our assets before any of our other creditors or equity holders, including holders of Series A Preferred Stock, may be paid. In addition, the certificate of designations governing the Series A Preferred Stock permits us and our subsidiaries to incur up to $800 million of indebtedness without the consent of the holders of the Series A Preferred Stock. We may, however, incur more than $800 million of indebtedness without the consent of the holders of Series A Preferred Stock to the extent the proceeds of such additional indebtedness are used to redeem or purchase Series A Preferred Stock.

Under certain circumstances, we may be prevented from paying dividends on the Series A Preferred Stock, or dividends may be paid in additional Series A Preferred Stock instead of cash.

Although dividends on Series A Preferred Stock are cumulative and accrue in arrears until paid, holders are entitled to dividends only when, as and if declared by our board of directors and will not receive cash dividends if we do not have funds legally available for such payment, or if such payment is prohibited by law or by the terms of any of our or our subsidiaries’ indebtedness.

Under Delaware law, our board of directors may declare dividends on our capital stock, including the Series A Preferred Stock, only out of our surplus. If we have no surplus, the board may declare dividends out of our net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. In order to pay dividends in cash, we must have surplus or net profits equal to the full amount of the cash dividend at the time the dividend is declared and paid. We cannot predict what the value of our assets or the amount of our liabilities will be in the future. Thus, we cannot guarantee that we will be able to pay cash dividends on the Series A Preferred Stock.

The debt agreements contain covenants that may impair our ability to pay cash dividends. To the extent that (i) we are unable to declare or pay full cash dividends on the Series A Preferred Stock as a result of the terms of any of our or our subsidiaries’ indebtedness, including the debt financing, or (ii) insufficient funds are legally available to us for the payment in full of such cash dividends, we may elect to instead pay such dividends in additional Series A Preferred Stock.

Dividends will cumulate at the specified applicable rate on the liquidation preference per share (as it may be adjusted from time to time). If we are dissolved, liquidated or wound up at a time when the Series A Preferred Stock remain outstanding, the holders of the Series A Preferred Stock will be entitled to receive only an amount equal to the liquidation preference (as it may be adjusted from time to time), plus any accumulated and unpaid dividends, to the extent that we have funds legally available. Any remaining assets will be distributable to holders of our other equity securities.

The Series A Preferred Shares are redeemable at our election at any time.

We have the right to redeem all or any portion of the Series A Preferred Shares at any time without the consent of holders for an amount in cash equal to the liquidation preference (as it may be adjusted from time to time), plus any accumulated and unpaid dividends (subject to the right of holders of record on any dividend record date to receive the related dividend payment). Upon such redemption, a holder of the Series A Preferred Shares may be required to recognize capital gains for federal income tax purposes as a result thereof.

The holders of Series A Preferred Shares have limited rights to require us to redeem these shares, and we may not be able to redeem Series A Preferred Shares if required.

Although we may elect to redeem all or any portion of the Series A Preferred Stock at any time, we are required to redeem the Series A Preferred Stock only under limited circumstances and only if funds are legally available.

Specifically, we are required to redeem, in cash out of any legally available funds, all of the Series A Preferred Stock for the applicable redemption price not later than the 60th day following any change of control (or, under certain circumstances, upon the occurrence of such change of control). In addition, on or after November 14, 2020, any holder of Series A Preferred Stock may require us to redeem, in cash out of any legally available funds, all or any portion of such holder’s Series A Preferred Stock at the redemption price not later than the quarterly dividend payment date next following such redemption request.

For these purposes, a “change of control” occurs (i) if BRE Holdings and its affiliates cease to (x) beneficially own at least 50% of the total voting power of all of our shares entitled to vote generally in the election of directors or (y) have the right to appoint a majority of the members of our board of directors or (ii) upon the sale, lease, conveyance or other transfer, directly or indirectly, of all or substantially all of our property and assets. Accordingly, BRE Holdings and its affiliates may sell a significant portion of our common stock or property and assets without being required to redeem any Series A Preferred Stock.

We may not have sufficient legally available funds to redeem the Series A Preferred Stock if required to do so following any change of control or pursuant to any redemption request. In addition, the debt agreements contain covenants that may impair our ability to redeem Series A Preferred Stock.

The liquidation preference of the Series A Preferred Stock may be reduced in the future.

The initial liquidation preference of $1.90 per share of Series A Preferred Stock may be reduced significantly should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million. See “Legal Proceedings” in Part I, Item 3 of this report. At this time, we cannot provide a reasonable estimate of the net costs and payments relating to these matters, but it is possible that the liquidation preference of the Series A Preferred Stock could be reduced to zero. Even if we are successful in addressing these legal matters, the costs associated with them may be significant, and the liquidation preference may therefore be reduced significantly below $1.90 per share.

The Series A Preferred Stock does not and will not have a trading market and is subject to restrictions on ownership and transfer.

No public market for the Series A Preferred Stock currently exists and we do not expect that one will develop at any time in the future. The Series A Preferred Stock is not listed on any securities exchange. In addition, we must comply with certain requirements to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, our certificate of incorporation provides that to the extent that any transfer of stock would jeopardize our status as a REIT, cause us to be “pension-held,” or cause us not to be “domestically controlled” (which we refer to herein as “prohibited events”), then the number of shares that otherwise would result in a prohibited event will be deemed to have been transferred to a trustee to be held in a trust established by our board of directors for the benefit of a charitable beneficiary. If the transfer to the charitable trust would not for any reason prevent the prohibited event, then the transfer of that number of shares that otherwise would cause the prohibited event will be void. In either case, the intended transferee (which we refer to herein as the “prohibited owner”) will not acquire any rights in such shares. A prohibited owner would receive net proceeds from the sale in accordance with our certificate of incorporation.

As a result of the lack of a trading market and the restrictions on transferability discussed above, holders of Series A Preferred Stock may not be able to sell the Series A Preferred Stock and, even if they sell Series A Preferred Stock, the price may be significantly less than their liquidation preference or their fair market value.

The Sponsor and its affiliates control us and may have conflicts of interest with us or holders of the Series A Preferred Stock.

The Sponsor and its affiliates control us. Through their ownership, they have the power to elect all of our directors and appoint new management. Subject to the limited rights of the holders of Series A Preferred Stock, the Sponsor and its affiliates also have the power to approve any action requiring the approval of our shareholders, including the adoption of amendments to our certificate of incorporation and our decisions to enter into any significant corporate transactions, including mergers and sales of substantially all of our assets.

So long as the Sponsor and its affiliates continue to directly or indirectly hold a significant amount of our equity interests, they will continue to be able to strongly influence or effectively control our decisions. Further, the Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time, acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with us. In addition, certain affiliates of the Sponsor control Hilton Worldwide Holdings Inc., which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by us. In accordance with our certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to us or to conduct its other business and investment affairs in our or Series A Preferred shareholders’ best interests. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton Worldwide Holdings Inc. or its subsidiaries, may from time to time enter into arrangements with us or our subsidiaries.

BRE Holdings and its affiliates may sell their shares in us, or cause us to sell significant portions of its property or assets, to any third party at any time without making any payment to the holders of Series A Preferred Stock, so long as such sale does not constitute a change of control.

BRE Holdings and any of its affiliates that may own our shares may sell their shares, or may cause us to sell significant portions of our property or assets, to any third party at any time without obtaining the consent of the holders of the Series A Preferred Stock. Holders of Series A Preferred Stock are not entitled to any redemption or other payment upon such sale unless it constitutes a change of control.

Series A Preferred shareholders are not protected from certain important corporate events, such as a reorganization, restructuring, merger or similar transaction, unless such transaction constitutes a change of control. Such a transaction may not involve a change in voting power or beneficial ownership or, even if it does, may not involve a change that constitutes a change of control that would trigger our obligation to redeem the Series A Preferred Stock.

We are a voluntary filer with the SEC and we may cease reporting at any time.

As a voluntary filer, the Company is not required to file periodic reports under the Exchange Act. If the Company were to cease to be a reporting company under the Exchange Act, and to the extent not required in connection with any debt or equity securities of the Company, the information now available to holders of Series A Preferred Stock in the annual, quarterly and other reports filed by the Company would not be available to holders of the Series A Preferred Stock.

Risks Related to Our Status as a REIT

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

The U.S. federal income tax rules governing a REIT are highly technical and complex. They require ongoing compliance with and interpretation of a variety of tests and regulations that depend on, among other things, future operations. Although we intend to operate as a REIT and expect to satisfy these tests, there can be no assurance that we will qualify as a REIT for any particular year. If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax at corporate rates and distributions to our shareholders would not qualify for the dividends paid deduction. This tax liability would reduce net earnings available for distribution to shareholders. In addition we would generally be disqualified from treatment as a REIT for the year in which we lose our REIT status and for the four taxable years following such year.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum marginal rate of tax payable by taxpayers taxed at individual rates on dividends received from a regular C corporation is 20%. This reduced tax rate, however, generally will not apply to dividends paid by a REIT on its stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of March 28, 2014, we owned 66 hotels located in 18 states with an aggregate of 7,651 rooms, consisting of the following:

City	State	Brand	Manager	Number of Rooms
Birmingham	Alabama	Fairfield Inn	LBA	63
Dothan	Alabama	Courtyard	LBA	78
Dothan	Alabama	Hampton Inn & Suites	LBA	85
Huntsville	Alabama	Fairfield Inn	LBA	79
Huntsville	Alabama	Residence Inn	LBA	78
Montgomery	Alabama	SpringHill Suites	LBA	79
Tuscaloosa	Alabama	Courtyard	LBA	78
Tuscaloosa	Alabama	Fairfield Inn	LBA	63
Anchorage	Alaska	Hampton Inn	Stonebridge	101
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	125
Anchorage	Alaska	Homewood Suites	Stonebridge	122
Phoenix	Arizona	Hampton Inn	Stonebridge	99
Arcadia	California	Hilton Garden Inn	Stonebridge	124
Arcadia	California	SpringHill Suites	Stonebridge	86
Bakersfield	California	Hilton Garden Inn	Interstate	120
Folsom	California	Hilton Garden Inn	Inn Ventures	100
Foothill Ranch	California	Hampton Inn	Stonebridge	84
Lake Forest	California	Hilton Garden Inn	Stonebridge	103
Milpitas	California	Hilton Garden Inn	Inn Ventures	161
Roseville	California	Hilton Garden Inn	Inn Ventures	131
San Francisco	California	Hilton Garden Inn	White	169
Boulder	Colorado	Marriott	White	157
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	133
Lakewood	Colorado	Hampton Inn	Stonebridge	170
Farmington	Connecticut	Courtyard	White	119
Rocky Hill	Connecticut	Residence Inn	White	96
Wallingford	Connecticut	Homewood Suites	White	104
Clearwater	Florida	SpringHill Suites	LBA	79
Lake Mary	Florida	Courtyard	LBA	83
Lakeland	Florida	Residence Inn	LBA	78
Orange Park	Florida	Fairfield Inn	LBA	83
Panama City	Florida	Courtyard	LBA	84
Pensacola	Florida	Courtyard	LBA	90
Pensacola	Florida	Fairfield Inn	LBA	63
Pensacola	Florida	Hampton Inn & Suites	LBA	85
Tallahassee	Florida	Hilton Garden Inn	Interstate	99
Albany	Georgia	Courtyard	LBA	84
Columbus	Georgia	Residence Inn	LBA	78
Savannah	Georgia	SpringHill Suites	LBA	79
Valdosta	Georgia	Courtyard	LBA	84
Mt. Olive	New Jersey	Residence Inn	White	123
Somerset	New Jersey	Homewood Suites	White	123
Saratoga Springs	New York	Hilton Garden Inn	White	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	Interstate	147
Hillsboro	Oregon	Courtyard	Inn Ventures	155
Hillsboro	Oregon	Residence Inn	Inn Ventures	122
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	136
Portland	Oregon	Residence Inn	Inn Ventures	258
Pittsburgh	Pennsylvania	Residence Inn	White	156
Myrtle Beach	South Carolina	Courtyard	Marriott	135
Nashville	Tennessee	Homewood Suites	Interstate	121
Arlington	Texas	SpringHill Suites	Western	121
Arlington	Texas	TownePlace Suites	Western	94
Dallas	Texas	SpringHill Suites	Western	148
Fort Worth	Texas	Homewood Suites	Interstate	137
Fort Worth	Texas	Residence Inn	Western	149
Fort Worth	Texas	SpringHill Suites	Marriott	145
Laredo	Texas	Homewood Suites	Western	105
Laredo	Texas	Residence Inn	Western	109
Las Colinas	Texas	TownePlace Suites	Western	135
McAllen	Texas	Hilton Garden Inn	Western	104
Fredericksburg	Virginia	Hilton Garden Inn	Interstate	148
Kent	Washington	TownePlace Suites	Inn Ventures	152
Mukilteo	Washington	TownePlace Suites	Inn Ventures	128
Redmond	Washington	Marriott	Marriott	262
Renton	Washington	Hilton Garden Inn	Inn Ventures	150

Total number of rooms				7,651

Item 3.	Legal Proceedings

Apple Six was party to certain legal matters at the time of its acquisition by the Company. Following completion of its acquisition of Apple Six, the Company as the surviving corporation in the Merger, became involved in these legacy matters. The initial liquidation preference of $1.90 per share of Series A Preferred Stock is subject to downward adjustment should net costs and payments relating to certain litigation and regulatory legacy matters exceed $3.5 million, including the litigation described below and the SEC investigation described below. As of December 31, 2013, the initial liquidation preference has not been adjusted.

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

On April 3, 2013, the motion to dismiss the consolidated complaint in the In re Apple REITs Litigation was granted in full with prejudice. On April 12, 2013, plaintiffs filed a notice of appeal in the Apple REIT class action litigation, appealing the decision to the United States Court of Appeals for the Second Circuit. On July 26, 2013, plaintiffs filed a brief in support of their appeal. On October 25, 2013, defendants filed a brief opposing plaintiffs’ appeal. On November 15, 2013, plaintiffs filed a reply brief in further support of their appeal. Oral argument on plaintiffs’ appeal has been scheduled for March 31, 2014.

The Company believes that any claims against it are without merit, and it intends to continue to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of this proceeding or provide a reasonable estimate of the possible loss or range of loss due to this proceeding.

On February 12, 2014, the SEC entered into a settlement with the Company, the Other Apple REIT Companies and Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc. and Apple Nine Advisors, Inc. (collectively the “Advisory Companies”) and Glade M. Knight, Apple Six’s former Chief Executive Officer, and Bryan F. Peery, Apple Six’s former Chief Financial Officer. The settlement related to the previously announced SEC investigation focused principally on the adequacy of certain disclosures in the filings of Apple Six beginning in 2008, as well as the review of certain transactions involving Apple Six and certain of the other Apple REIT companies with which we are not affiliated. Following completion of our acquisition of Apple Six on May 14, 2013, we, as the surviving corporation in the Merger, became involved in the SEC investigation. The settlement requires us to, without admitting or denying any allegations, consent to the issuance of an administrative order alleging various disclosure deficiencies that occurred at the Apple REITs prior to our acquisition of Apple Six and to cease and desist from committing or causing violations of specified securities laws but does not require us to pay any financial penalties. Certain of the other parties to the settlement agreement with which we are not affiliated, however, also agreed to pay financial penalties and made certain undertakings that are not applicable to us. The settlement and the allegations have no impact on the financial statements of the Company.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is currently no established public trading market in which our common shares are traded. As of March 28, 2014, there were 100 shares issued and outstanding, all of which were held by BRE Holdings.

Cash dividends on the common shares were as follows:

Dividends Declared (per share)
2013
First quarter	$0.00
Second quarter	$0.00
Third quarter	$41,000.00
Fourth quarter	$100,000.00

Cash dividends on the Series A Preferred Shares were as follows:

Dividends Declared (per share)
2013
First quarter	$0.0000
Second quarter	$0.0229
Third quarter	$0.0333
Fourth quarter	$0.0333

Distribution Information - Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company out of any funds legally available, cumulative dividends (compounded quarterly) at 7.00% per annum on the liquidation preference per share as adjusted from time to time, payable quarterly in cash in arrears on or before the 15th day of each January, April, July and October of each year or, if not a business day, the next succeeding business day, without any interest or other payment in respect of such delay. The applicable rate will increase to 9.00% per annum in the event that dividends on the Series A Preferred Stock have not been paid in cash for any reason for more than six quarters, whether or not consecutive, and 11.00% per annum for any period after the earlier of (i) any change of control and (ii) May 14, 2018.

In order to maintain our qualification as a REIT, we must annually distribute to our shareholders at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). For federal income tax purposes, distributions we make may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a shareholder’s basis in its shares and will not be taxable to the extent that the distribution equals or is less than the shareholders’ basis in the shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders basis in its shares, that distribution will be treated as a gain from the sale or exchange of that shareholder’s shares. Every year, we notify shareholders of the taxable composition of distributions paid during the preceding year.

Characterization of Distributions – For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2013
	Amount	%
Common Stock:
Ordinary income	$137,871.99	97.78%
Return of capital	3,128.01	2.22%

Total	$141,000.00	100.00%

Series A Preferred Stock:
Ordinary income (1)	$0.0562	100.00%

Total	$0.0562	100.00%

(1)	The fourth quarter Series A Preferred dividend paid on January 15, 2014 is treated as a 2014 distribution for tax purposes.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the year ended December 31, 2013 (Successor), and the period from January 1, 2013 through May 13, 2013 and the years ended December 31, 2012, 2011, 2010 and 2009 (Predecessor). Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Successor	Predecessor
(in thousands except share and statistical data)	2013	Period from January 1, through May 13, 2013	2012	2011	2010	2009
Revenues:
Room revenue	$159,859	$82,063	$230,623	$215,321	$202,050	$191,039
Other revenue	11,151	6,212	16,771	16,488	14,573	14,686
Reimbursed expenses	0	2,838	7,965	7,241	6,055	5,899

Total revenue	171,010	91,113	255,359	239,050	222,678	211,624

Expenses:
Hotel operating expenses	94,679	51,728	140,123	134,183	127,228	122,534
Taxes, insurance and other	8,593	4,457	12,518	11,575	11,618	12,672
General and administrative	3,193	2,828	7,613	5,587	6,083	4,935
Merger transaction costs	21,537	67,633	4,037	562	0	0
Reimbursed expenses	0	2,838	7,965	7,241	6,055	5,899
Depreciation	16,359	10,651	30,322	31,692	30,133	29,755
Interest expense, net	24,531	1,439	2,806	3,236	3,313	1,706
Unrealized gain on derivatives	(34)	0	0	0	0	0
Income tax expense	826	140	391	371	368	316

Total expenses	169,684	141,714	205,775	194,447	184,798	177,817

Income (loss) from continuing operations	1,326	(50,601)	49,584	44,603	37,880	33,807
Income (loss) from discontinued operations	(286)	18	(41)	558	(3,496)	(428)

Net income (loss)	1,040	(50,583)	49,543	45,161	34,384	33,379
Accrued Series A Preferred Stock dividends	(3,231)	0	0	0	0	0

Net income (loss) available for common stockholders	($2,191)	($50,583)	$49,543	$45,161	$34,384	$33,379

Per Common Share:
Income (loss) from continuing operations, after Series A Preferred Stock dividends	($19,050.00)	($0.55)	$0.54	$0.48	$0.41	$0.37
Income (loss) from discontinued operations	(2,860.00)	0.00	0.00	0.01	(0.03)	0.00

Net income (loss) available to common stockholders	($21,910.00)	$(0.55)	$0.54	$0.49	$0.38	$0.37

Distributions paid per common share	$141,000.00	$0.00	$0.73	$0.78	$0.79	$0.90
Weighted-average common shares outstanding - basic and diluted	100	91,270,197	91,142,011	91,253,834	91,323,000	91,178,000

Balance Sheet Data (at end of period):
Cash and cash equivalents	$23,902	$11,051	$0	$32	$0	$0
Investment in real estate, net	$959,014	$719,956	$729,108	$746,354	$764,557	$801,646
Total assets	$1,181,583	$741,893	$740,370	$759,365	$788,213	$815,584
Notes payable	$792,855	$49,048	$58,417	$63,067	$63,736	$54,040
Shareholders’ equity	$192,450	$688,432	$674,647	$690,628	$719,771	$757,488
Net book value per share	$1,924.50	$7.54	$7.40	$7.57	$7.87	$8.28

Other Data:
Cash flow from (used in):
Operating activities	$19,371	($42,191)	$81,176	$78,138	$70,956	$66,029
Investing activities	($917,496)	($1,756)	($10,852)	($2,721)	($8,505)	($6,571)
Financing activities	$922,027	$54,998	($70,356)	($75,385)	($62,451)	($60,393)
Number of hotels owned at end of period (including hotels held for sale)	66	66	66	66	68	68
Average Daily Rate (ADR) (a) (e)	$123	$116	$116	$111	$105	$108
Occupancy (e)	76%	73%	74%	72%	72%	66%
Revenue per Available Room (RevPAR) (b) (e)	$94	$84	$86	$80	$75	$71
Total rooms sold (c) (e)	1,297,229	709,621	1,990,833	1,940,377	1,923,639	1,776,261
Total rooms available (d) (e)	1,704,504	978,777	2,687,918	2,681,095	2,680,748	2,680,738

(a)	Total room revenue divided by number of room nights sold.
(b)	ADR multiplied by occupancy percentage.
(c)	Represents the number of room nights sold during the period.
(d)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.
(e)	From continuing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. We intend to be treated as a REIT for federal income tax purposes. On May 14, 2013, we completed the acquisition of Apple Six pursuant to the Merger Agreement, by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us. As of December 31, 2013, we owned 66 hotels located in 18 states with an aggregate of 7,651 rooms. See Item 2 – Properties for additional information about these hotels.

Certain merger transaction costs incurred prior to May 14, 2013 by us are included in the Successor period, as that period represents the commencement of Successor operations. Prior to May 14, 2013, we had no revenues, and expenses were comprised solely of merger related costs. Information presented as of December 31, 2013, and for the twelve months ended December 31, 2013, represents that of the Successor. Information presented for the period from January 1, 2013 through May 13, 2013, and the twelve months ended December 31, 2012 and 2011 represents that of the Predecessor.

We have made an election to qualify as a REIT for federal income tax purposes, beginning with our short taxable year ended December 31, 2012. In order to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders, subject to certain adjustments and excluding any net capital gain. We currently intend to adhere to these requirements to qualify for REIT status. There can be no assurance that we will qualify as a REIT for any particular year, however. If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax at corporate rates and distributions to our shareholders would not qualify for the dividends paid deduction. This tax liability would reduce net earnings available for distribution to our shareholders. In addition, we would generally be disqualified from treatment as a REIT for the year in which we lose our REIT status and for the four taxable years following such year.

Hotel Operations

Along with the industry as a whole, we continue to experience improvements in both revenues and operating income as compared to the prior year. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations. We believe 2014 will offer attractive growth for both the hotel industry and our Company because of the expected increased demand versus available supply.

In evaluating financial condition and operating performance, the most important indicators that we focus on are: (1) revenue measurements, such as average occupancy, ADR, RevPAR, and RevPAR Index, which compares an individual hotel’s results to others in its local market, and (2) expenses, such as hotel operating expenses, general and administrative and other expenses described below. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. The RevPAR index is a measure of each hotel’s RevPAR compared to the average in the market; with 100 being the average and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.

We continually monitor the profitability of our properties and attempt to maximize shareholder value by timely disposal of properties. During the second quarter of 2013, we committed to a plan to sell the Birmingham, Alabama Fairfield Inn; Montgomery, Alabama SpringHill Suites; Orange Park, Florida Fairfield Inn; and Savannah, Georgia SpringHill Suites, as it was determined that these properties no longer fit our long-term strategic plan. In addition, during the third quarter of 2010, Apple Six committed to sell two underperforming assets, the Tempe, Arizona TownePlace Suites and SpringHill Suites. Apple Six completed the sale of these two hotels in June 2011. The results of these properties have been included in discontinued operations for the period owned and are not included in the summary below. The following is a summary of our results from continuing operations:

	Successor		Predecessor
(in thousands, except statistical data)	2013	Percent of Revenue	January 1, 2013 through May 13, 2013	Percent of Revenue

Total hotel revenue	$171,010	100%	$88,275	100%
Hotel operating expenses	94,679	55%	51,728	59%
Taxes, insurance and other expense	8,593	5%	4,457	5%
General and administrative expense	3,193	2%	2,828	3%
Merger transaction costs	21,537		67,633
Depreciation	16,359		10,651
Interest expense, net	24,531		1,439
Unrealized gain on derivatives	(34)		0
Income tax expense	826		140

Number of hotels	62		62
ADR	$123		$116
Occupancy	76%		73%
RevPAR	$94		$84
RevPAR Index (1)	120		121
Total rooms sold (2)	1,297,229		709,621
Total rooms available (3)	1,704,504		978,777

	Predecessor
	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change
(in thousands, except statistical data)

Total hotel revenue	$247,394	100%	$231,809	100%	7%
Hotel operating expenses	140,123	57%	134,183	58%	4%
Taxes, insurance and other expense	12,518	5%	11,575	5%	8%
General and administrative expense	7,613	3%	5,587	2%	36%
Merger transaction costs	4,037		562		N/A
Depreciation	30,322		31,692		–4%
Interest expense, net	2,806		3,236		–13%
Income tax expense	391		371		5%

Number of hotels	62		62		0%
ADR	$116		$111		4%
Occupancy	74%		72%		2%
RevPAR	$86		$80		7%
RevPAR Index (1)	122		121		1%
Total rooms sold (2)	1,990,833		1,940,377		3%
Total rooms available (3)	2,687,918		2,681,095		0%

(1)	Calculated from data provided by Smith Travel Research, Inc.®
(2)	Represents the number of room nights sold during the period.
(3)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Results of Operations for Years 2013 and 2012

Hotel performance is impacted by many factors, including the economic conditions in the areas we operate as well as the United States, generally. Although hampered by uncertainty regarding government spending, economic indicators in the United States continue to show evidence of an economic recovery, which is currently having a positive impact on the lodging industry, including us. As a result, our revenue and operating income improved in both the Successor and Predecessor periods in 2013 compared to the year ended December 31, 2012, and we expect continued improvement in revenue and operating income during 2014.

Revenues – Our principal source of revenue is hotel revenue, consisting of room and other related revenue. Total revenue from continuing operations was $171.0 million for the period from May 14, 2013 through December 31, 2013 and $88.3 million for the period from January 1, 2013 through May 13, 2013, as compared to $247.4 million for the year ended December 31, 2012. The hotels achieved occupancy of 76% and 73%, ADR of $123 and $116, and RevPAR of $94 and $84 for the period from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to occupancy, ADR and RevPAR of 74%, $116, and $86 for the year ended December 31, 2012.

Modest increases in demand, combined with strong room rate increases, led to the improved results in 2013 as compared to 2012. We experienced an increase in ADR of 4% in 2013 as compared to 2012. With continued demand and room rate improvement, we and the industry are forecasting a mid-single digit percentage increase in revenue for 2014 as compared to 2013. Our hotels continue to be leaders in their respective markets. Our RevPAR index was 120 and 121 for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively, compared to 122 for the year ended December 31, 2012. We will continue to pursue market opportunities to improve revenue.

Expenses - Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expenses from continuing operations totaled $94.7 million and $51.7 million, representing 55% and 59% of total hotel revenue for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to hotel operating expenses from continuing operations of $140.1 million, representing 57% of total hotel revenue, for the year ended December 31, 2012.

Results for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013 reflect the impact of increases in revenues at most of our hotels, and our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. We have been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across our hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, we have and will continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expenses from continuing operations were $8.6 million and $4.5 million, or 5% and 5% of total hotel revenue for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to taxes, insurance, and other operating expenses from continuing operations of $12.5 million, or 5% of total hotel revenue, for the year ended December 31, 2012. Property taxes have increased in 2013 as the economy has continued to improve and localities reassess property values accordingly. Also, 2013 insurance rates increased modestly, largely because of overall insurance industry losses following world-wide catastrophic acts of mother nature.

General and administrative expense from continuing operations was $3.2 million and $2.8 million, or 2% and 3% of total hotel revenue for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to general and administrative expense from continuing operations of $7.6 million, or 3% of total hotel revenue for the year ended December 31, 2012.

The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees, and reporting expenses. Legal fees primarily relate to legacy matters of the Predecessor and its litigation cost sharing agreement with the other Apple REIT companies. See Part I, Item 3 Legal Proceedings for further details. General and administrative expense has trended downward since the Merger due to lower overhead costs for the Successor as compared to the Predecessor.

Merger transaction costs were $21.5 million and $67.6 million for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to merger transaction costs of $4.0 million for the year ended December 31, 2012. Merger costs incurred during 2013 were in connection with the Merger discussed herein, and comprised primarily of legal and other professional services fees. Merger transaction costs incurred during 2012 were approximately $3.2 million in the fourth quarter due to the Merger discussed herein, and $0.8 million incurred earlier in 2012 associated with Apple REIT Six’s evaluation of a potential consolidation transaction of the other Apple REIT companies.

Depreciation expense from continuing operations was $16.4 million and $10.7 million for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to depreciation expense from continuing operations of $30.3 million for the year ended December 31, 2012. Depreciation expense represents expenses incurred due to depreciation of the 62 hotels included in the Company’s continuing operations and related personal property for their respective periods owned. The decrease in depreciation expense is due to the revaluation of depreciable investment in real estate as part of the Merger, which resulted in increased allocations to land, which is not depreciated, and buildings, which is depreciated over 39 years, compared to the carrying amounts for the Predecessor.

Interest expense from continuing operations, net was $24.5 million and $1.4 million for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to interest expense from continuing operations, net of $2.8 million for the year ended December 31, 2012.

Interest expense increased due to the mortgage and mezzanine loans obtained in connection with the Merger, partly offset by the payoff of the line of credit and the defeasance of the mortgage loan on the Hillsboro, Oregon Courtyard property. As of December 31, 2013, we had total debt outstanding of $792.9 million compared to $58.4 million at December 31, 2012. We capitalized interest of approximately $0 and $0.2 million for the period from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, compared to $0.1 million for the year ended December 31, 2012 in conjunction with hotel renovations.

Results of Operations for Years 2012 and 2011

Revenues - For the years ended December 31, 2012 and 2011, we had total hotel revenue from continuing operations of $247.4 million and $231.8 million, respectively. For the years ended December 31, 2012 and 2011, the hotels achieved combined average occupancy of 74% and 72%, ADR of $116 and $111 and RevPAR of $86 and $80.

During 2012, we experienced a modest increase in demand as demonstrated by the improvement in average occupancy. In addition, we experienced an increase in ADR of 4% in 2012 as compared to 2011 due to the progressing economy.

Expenses - For the years ended December 31, 2012 and 2011, hotel operating expenses from continuing operations totaled $140.1 million or 57% of total hotel revenue and $134.2 million or 58% of total hotel revenue. Results for the year ended December 31, 2012, reflect the impact of increases in revenues at most of our hotels, and our efforts to control costs. While certain costs of a hotel are fixed in nature, we were successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across our hotels and management companies.

Taxes, insurance, and other expenses from continuing operations for the years ended December 31, 2012 and 2011 totaled $12.5 million or 5% of total hotel revenue and $11.6 million or 5% of total hotel revenue. Although the year ended December 31, 2012 included the benefit of successful appeals, property taxes increased in 2012 as the economy continued to improve and localities reassessed property values accordingly. Also, 2012 insurance rates increased due to property and casualty carriers’ losses world-wide during 2012.

General and administrative expense from continuing operations for the years ended December 31, 2012 and 2011 totaled $7.6 million or 3% of total hotel revenue and $5.6 million or 2% of total hotel revenue. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, reporting expenses, and our share of the loss from our investment in Apple Air Holding, LLC. Total advisory fees increased by approximately $1.0 million in 2012 as compared to the prior year due to our reaching the top tier of the fee range under the advisory agreement. During 2012 and 2011, we incurred approximately $1.6 million and $0.9 million, respectively, in legal costs related to the legal matters discussed herein and continued costs related to our response to the SEC’s investigation of certain transactions with the other Apple REIT companies and their public disclosures. See Item 3 - Legal Proceedings.

Merger transaction costs for the years ended December 31, 2012 and 2011 totaled $4.0 million and $0.6 million. In connection with the Merger, discussed herein, we incurred approximately $3.2 million in expenses during the fourth quarter of 2012. Also, during the fourth quarter of 2011, we began to incur costs associated with our evaluation of a potential consolidation transaction with Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. (the “other Apple REIT companies”). In May 2012, it was determined by the Board of Directors of Apple REIT Six and each of the other Apple REIT companies’ Board of Directors not to move forward with the potential consolidation transaction at that time. Total costs incurred during 2012 and 2011 were approximately $0.8 million and $0.6 million related to the potential consolidation transaction.

Depreciation expense from continuing operations for the years ended December 31, 2012 and 2011 was $30.3 million and $31.7 million. The decrease in depreciation expense was due to an increase in the number of hotels whose personal property became fully depreciated over the last quarter of 2011 and throughout 2012, which was partially offset by the hotel renovations completed throughout 2012 and 2011.

Interest expense, net for the years ended December 31, 2012 and 2011 was $2.8 million and $3.2 million. Interest expense primarily arose from mortgage debt outstanding on certain properties, in addition to interest on borrowings under our credit facility. The decrease in interest expense from 2011 was due primarily to a reduction in the effective interest rate under the our credit facility, as well as the extinguishment of four mortgage loans during 2012 totaling $13.1 million, which was partially offset by the origination of one mortgage loan totaling $18.3 million during the year. During the years ended December 31, 2012 and 2011, we capitalized interest of approximately $0.1 million and $0.2 million in 2012 and 2011 in conjunction with hotel renovations.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, ongoing capital commitments to fund capital improvements, dividends on the Series A Preferred Stock, distributions necessary to maintain our qualification as a REIT and other capital obligations associated with conducting our business.

Sources and Uses of Cash. Operating cash flow from the properties owned is our principal source of liquidity. For the year ended December 31, 2013 (Successor), net cash flows from operating activities were $19.4 million; net cash flows used in investing activities were $917.5 million, including $881.7 million for cash paid for business acquisition, net of cash acquired, and $31.5 million for cash restricted for property improvements; and net cash flows from financing activities were $922.0 million, including $775.0 million in new borrowings, $214.9 million capital contribution from the Sponsor, partially offset by $15.9 million in financing fees, and $19.6 million in distributions paid to common and Series A Preferred shareholders. As of December 31, 2013, we had cash and cash equivalents of approximately $23.9 million.

Mortgage and Mezzanine Loans. On May 14, 2013, in connection with the acquisition of Apple Six pursuant to the Merger Agreement, certain of our indirect, wholly-owned subsidiaries (the “Mortgage Borrowers”) obtained a $600.0 million mortgage loan (the “Mortgage Loan”) from Citigroup Global Markets Realty Corp. and Bank of America, N.A. (collectively, the “Lenders”). The Mortgage Loan is secured by first-priority, cross-collateralized mortgage liens on 65 of the 66 properties owned or ground-leased by certain of our subsidiaries, all related personal property, reserves, a pledge of all income received by the Mortgage Borrowers with respect to the properties and a security interest in a cash management account.

Certain of our indirect, wholly-owned subsidiaries that own direct ownership interests in the Mortgage Borrowers (the “Mezzanine A Borrowers”) obtained a $100.0 million loan (the “Mezzanine A Loan”) from the Lenders. Certain of our other indirect, wholly-owned subsidiaries that own direct or indirect ownership interests in the Mortgage Borrowers (the “Mezzanine B Borrowers” and, together with the Mezzanine A Borrowers, the “Mezzanine Borrowers” and, together with the Mortgage Borrowers, the “Borrowers”) obtained a $75.0 million loan (the “Mezzanine B Loan” and, together with the Mezzanine A Loan, the “Mezzanine Loans” and, together with the Mortgage Loan, the “Loans”) from the Lenders. Each of the Mezzanine Loans is secured by first-priority, cross-collateralized pledges of the direct or indirect ownership interests of each of the Mezzanine Borrowers in the Mortgage Borrowers, all related personal property, reserves, a pledge of all income received by each of the Mezzanine Borrowers with respect to its direct or indirect ownership interests in the Mortgage Borrowers and a security interest in a cash management account.

Each portion of the collateral security of the Mezzanine Loans is cross-defaulted with the Mortgage Loan and each portion of the collateral security of the Mezzanine B Loan is cross-defaulted with the Mezzanine A Loan. In addition to the payment of the cash consideration in the Merger, the proceeds from the Loans were used to repay Apple Six’s credit facility with Wells Fargo Bank, N.A., to repay or defease certain of Apple Six’s mortgage debt, for other costs and expenses relating to the transactions in connection with the Merger Agreement and to establish reserves, including certain reserves required to be established under the terms of the Loans.

The initial interest rate of the Mortgage Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of approximately 3.34%. By amendments executed on July 8, 2013 and July 22, 2013, respectively, the Mortgage Borrowers and the Lenders assigned the principal balance of the Mortgage Loan among each of the six components of the Mortgage Loan and the Mortgage Borrowers and the Lenders assigned each of the six components of the Mortgage Loan with varying floating interest rates with an initial collective weighted average interest rate equal to LIBOR plus a margin of approximately 3.34%. The initial interest rate of the Mezzanine A Loan is equal to the one-month LIBOR plus a margin rate of 5.75%. The initial interest rate of the Mezzanine B Loan is equal to the one-month LIBOR plus a margin rate of 6.95%. The Loans are scheduled to mature on May 9, 2016, with an option for the Borrowers to extend the initial term for two one-year extension terms, subject to certain conditions. In the event the Borrowers exercise the second one-year extension option, there will be a one-time increase in the applicable interest rate by 25 basis points for the last one-year extension period. The Loans are not subject to any mandatory amortization.

The Loans contain various representations and warranties, as well as certain financial, operating and other covenants that among other things, limit our ability to:

•	incur additional secured or unsecured indebtedness;

•	make cash distributions at any time that the debt yield, representing the quotient (expressed as a percentage) calculated by dividing the annualized net operating income of the properties subject to the loans by the outstanding principal amount of the indebtedness under the loans, is less than 8.75% or if there is a default continuing under any mezzanine loan (including the failure to make regularly scheduled debt service payments there under) until such time as the debt yield is equal to or greater than 9.00% or the mezzanine loan default has been cured;

•	make investments or acquisitions;

•	use assets as security in other transactions;

•	sell assets (except that the Borrowers are permitted to sell assets so long as the debt yield is not reduced, subject to payment of applicable prepayment premiums and other property release requirements);

•	guarantee other indebtedness; and

•	consolidate, merge or transfer all or substantially all of our assets.

Defaults under the Loans include, among other things, the failure to pay interest or principal when due, material misrepresentations, transfers of the underlying security for the loans without any required consent from the applicable lender, defaults under material agreements relating to the properties, including franchise and management agreements, bankruptcy of a borrower or us, failure to maintain required insurance and a failure to observe other covenants under the loans, in each case subject to any applicable cure rights.

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

In addition, we and the applicable Borrowers for each Loan will have recourse liability under the Loans for certain matters typical of a transaction of this type, including, without limitation, relating to losses arising out of actions by us, the Borrowers, the Sponsor or their respective affiliates which constitute fraud, intentional misrepresentation, misappropriation of funds (including insurance proceeds), removal or disposal of any property after an event of default under the Loans, a material violation of the due on sale/encumbrance covenants set forth in the loan agreements, willful misconduct that results in waste to any property and any material modification or voluntary termination of a ground lease without the Lenders’ prior written consent if required under the loan agreements. We and the applicable Borrowers for each Loan will also have recourse liability for the Loans in the event any security instrument or loan agreement is deemed a fraudulent conveyance or a preference, in the event of a voluntary or collusive involuntary bankruptcy of any Borrower or any operating lessee of the properties, in the event that we, Borrower, the Sponsor or their respective affiliates consent to or join in the application for the appointment of a custodian, receiver, trustee or examiner of any Borrower, or the operating lessee of any of the properties or any property or any Borrower or any operating lessee of the properties making an assignment for the benefit of creditors.

As part of the Merger, we assumed an existing loan with a commercial lender secured by our Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance as of December 31, 2013 was $17.9 million and is included in mortgages payable in the consolidated balance sheets. In addition, in conjunction with the Merger, Apple Six’s unsecured credit facility of $31.0 million was paid in full and extinguished and the mortgage loan of $5.6 million on the Hillsboro, Oregon Courtyard property was defeased.

As of December 31, 2013, our weighted average interest rate on our long-term debt was 4.18%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of December 31, 2013 are as follows (in thousands):

	Mortgages Payable	Mezzanine Loans	Total
2014	$402	$0	$402
2015	421	0	421
2016	600,440	175,000	775,440
2017	464	0	464
2018	487	0	487
Thereafter	15,641	0	15,641

Total	$617,855	$175,000	$792,855

Capital Expenditures. We have on-going capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the loan agreement described above, at closing we were required to deposit $15.0 million into a restricted cash account to fund required capital improvements. In addition, for a thirty-six month period thereafter, we must deposit in a lender escrow an amount equal to the sum of: (i) $0.4 million and (ii) 4% of total revenue, excluding revenue from the Marriott managed hotels. These funds can then be used for capital enhancements to the properties. Based on current projections of revenue for the ensuing twelve months, the total funds reserved and/or expected to be used for capital expenditures for the twelve months is approximately $15.0 million.

Distributions. To qualify as a REIT, we are required to distribute at least 90% of our ordinary income. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

We paid dividends for the Series A Preferred Stock of $0.0229 per share on July 15, 2013, and $0.0333 per share on October 15, 2013. On December 31, 2013, our Board of Directors declared a dividend for the Series A Preferred Stock of $0.0333 per share, payable on January 15, 2014 to shareholders of record on January 1, 2014. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

We paid dividends for our common stock of $41,000 per share on August 15, 2013 and $100,000 per share on November 15, 2013. In addition, on February 14, 2014, our Board of Directors declared a dividend for the common stock of $50,000 per share, payable on February 19, 2014. Dividends for our common stock are anticipated to be paid quarterly in February, May, August and November each year. BRE Holdings owns 100% of our issued and outstanding common stock.

Contractual Commitments

The following is a summary of our significant contractual obligations as of December 31, 2013 (in thousands):

		Amount of Commitments Expiring per Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest)	$877,637	$33,547	$823,254	$2,499	$18,337
Ground leases	1,447	261	476	231	479

Total Commercial Commitments	$879,084	$33,808	$823,730	$2,730	$18,816

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently, we are not experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotels may cause quarterly fluctuations in our revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

Critical Accounting Estimates

We believe that the following accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Investment in Real Estate and Related Depreciation - Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful life of the real estate asset. Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, 10 years for major improvements and three to seven years for furniture and equipment.

We consider expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Impairment of Investment in Real Estate – We record impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. We monitor our properties on an ongoing basis by analytically reviewing financial performance and consider each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, we also prepare a quarterly recoverability analysis for each of our properties to assist with our evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Acquisition involved an arm’s length transaction between a willing buyer and seller and because there has been a brief passage of time between the Acquisition Date and this report date, no triggering events have occurred to indicate the asset carrying value will not be recoverable. If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, our carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. No impairment charges were recorded for investments in real estate, net, included in our continuing operations for 2013.

Hotels Held for Sale – We classify assets as held for sale when the criteria specified under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets, are met. Specifically, the criteria followed by us includes (a) management commits to a plan to sell, (b) the asset is available for immediate sale in its present condition, (c) we initiate an active program to locate a buyer, (d) the sale is probable to be completed within one year, and (e) we are actively marketing the asset at a reasonable price in relation to its current fair value. We discontinue depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded. In connection with the decision to sell four of our hotels currently classified as held for sale in the consolidated financial statements, we recorded an impairment charge of $0.3 million in 2013, which represented the difference between the net book value and the fair value less cost to sell.

Goodwill - Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations, and is characterized by the intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, we perform our annual testing for impairment of goodwill during the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present.

Income Taxes - We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, as amended, beginning with our short taxable year ended December 31, 2012. In order to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders, subject to certain adjustments and excluding any net capital gain. We intend to adhere to these requirements to qualify for REIT status, and assuming we do qualify for taxation as a REIT, we will generally not be subject to federal income taxes to the extent we distribute substantially all of our taxable income to our shareholders. However, our taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes.

Valuation of Deferred Tax Assets - We have approximately $0.5 million of deferred tax assets as of December 31, 2013. Our management considered various factors, including tax planning strategies, future reversals of existing taxable temporary differences and future projected taxable income in determining that a valuation allowance for our deferred tax assets is not required, and we believe that it is more likely than not that we will be able to realize the $0.5 million of deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense will be recorded in that period.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Accounting Standards Codification (“ASC”) Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We have adopted this guidance and it did not have any material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with market changes in interest rates. At December 31, 2013, our floating rate debt consisted of $775.0 million in mortgage and mezzanine debt acquired in connection with the Merger. No principal payments are required on the Merger Debt, which matures in May 2016 with two one-year extension options for the borrower. The Merger Debt is in U.S. dollars and bears interest at LIBOR plus a fixed margin rate of 3.34% - 6.95%. Accordingly, we are vulnerable to changes in U.S. dollar based short-term interest rates, specifically LIBOR.

If the prevailing LIBOR on our Mortgage Debt were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings by approximately $7.8 million annually. If interest rates were to change gradually over time, the impact would be spread over time.

We acquired three interest rate caps, as required by the terms of the Merger Debt, considered to be derivative instruments. Each agreement caps the interest rate on the Merger Debt. We did not designate the derivative as hedges for accounting purposes and, accordingly, account for the interest rate caps at fair value in the accompanying consolidated balance sheet in other assets with adjustments to fair value recorded in unrealized gain (loss) on derivatives in the consolidated statements of operations.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

BRE Select Hotels Corp

We have audited the accompanying consolidated balance sheets of BRE Select Hotels Corp as of December 31, 2013 (Successor) and Apple REIT Six, Inc. as of December 31, 2012 (Predecessor), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2013 (Successor) and for the period from January 1, 2013 through May 13, 2013 (Predecessor) and for each of the two years in the period ended December 31, 2012 (Predecessor) (Successor and Predecessor collectively, the Company). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Select Hotels Corp at December 31, 2013 (Successor) and Apple REIT Six at December 31, 2012 (Predecessor), and the consolidated results of their operations and their cash flows for the year ended December 31, 2013 (Successor), the period from January 1, 2013 through May 13, 2013 (Predecessor) and each of the two years in the period ended December 31, 2012 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
New York, NY
March 28, 2014

BRE SELECT HOTELS CORP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor	Predecessor
	December 31, 2013	December 31, 2012
ASSETS
Investment in real estate, net of accumulated depreciation of $16,359 and $216,910, respectively	$959,014	$729,108
Hotels held for sale	9,485	0
Cash and cash equivalents	23,902	0
Restricted cash	39,179	1,459
Due from third party managers, net	4,841	7,546
Prepaid expenses	2,352	199
Deferred financing costs, net	12,575	298
Goodwill	126,377	0
Other assets	3,858	1,760

TOTAL ASSETS	$1,181,583	$740,370

LIABILITIES
Accounts payable and accrued expenses	$12,453	$7,306
Credit facility	0	34,470
Mortgages payable	617,855	23,947
Mezzanine loans	175,000	0

TOTAL LIABILITIES	805,308	65,723

Commitments and contingencies (Note 8)

7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference; 120,000,000 shares authorized, 97,032,848 shares issued and outstanding at December 31, 2013; none authorized, issued and outstanding at December 31, 2012	183,825	0

SHAREHOLDERS’ EQUITY
Predecessor:
Preferred stock, no par value; 15,000,000 shares authorized, none issued and outstanding at December 31, 2012	0	0
Series A preferred stock, no par value; 200,000,000 shares authorized, 91,226,580 shares issued and outstanding at December 31, 2012	0	0
Series B convertible preferred stock, no par value; 240,000 shares authorized, issued and outstanding at December 31, 2012	0	24
Common stock, no par value; 200,000,000 shares authorized, 91,226,580 shares issued and outstanding at December 31, 2012	0	899,958
Successor:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding at December 31, 2013; none authorized, issued and outstanding at December 31, 2012	0	0
Common stock, $0.01 par value; 100,000 shares authorized, 100 shares issued and outstanding at December 31, 2013; 100 shares authorized, issued and outstanding at December 31, 2012	0	0

Additional paid-in capital	192,450	0
Distributions greater than net income	0	(225,335)

TOTAL SHAREHOLDERS’ EQUITY	192,450	674,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,181,583	$740,370

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Successor	Predecessor
	Year ended December 31,	Period from January 1, through	Year ended December 31,
	2013	May 13, 2013	2012	2011
REVENUE
Room revenue	$159,859	$82,063	$230,623	$215,321
Other revenue	11,151	6,212	16,771	16,488
Reimbursed expenses	0	2,838	7,965	7,241

Total revenue	171,010	91,113	255,359	239,050

EXPENSES
Operating expense	40,909	23,167	61,933	59,535
Hotel administrative expense	13,939	7,159	19,341	18,711
Sales and marketing	13,096	7,407	19,935	18,590
Utilities	6,251	3,188	9,139	9,416
Repair and maintenance	6,700	4,081	10,846	10,397
Franchise fees	7,971	3,716	10,400	9,726
Management fees	5,813	3,010	8,529	7,808
Taxes, insurance and other	8,593	4,457	12,518	11,575
General and administrative	3,193	2,828	7,613	5,587
Merger transaction costs	21,537	67,633	4,037	562
Reimbursed expenses	0	2,838	7,965	7,241
Depreciation expense	16,359	10,651	30,322	31,692

Total expenses	144,361	140,135	202,578	190,840

Operating income (loss)	26,649	(49,022)	52,781	48,210

Interest expense, net	(24,531)	(1,439)	(2,806)	(3,236)
Unrealized gain on derivatives	34	0	0	0

Income (loss) from continuing operations before income tax expense	2,152	(50,461)	49,975	44,974
Income tax expense	(826)	(140)	(391)	(371)

Income (loss) from continuing operations	1,326	(50,601)	49,584	44,603

(Loss) income from discontinued operations, net of tax (Note 13)	(286)	18	(41)	558

Net income (loss)	1,040	(50,583)	49,543	45,161

Accrued Series A Preferred Stock dividends	(3,231)	0	0	0

Net (loss) income available for common stockholders	($2,191)	($50,583)	$49,543	$45,161

Basic and diluted net income (loss) per common share
From continuing operations, after Series A Preferred Stock dividends	($19,050.00)	($0.55)	$0.54	$0.48
From discontinued operations	(2,860.00)	0.00	0.00	0.01

Total basic and diluted net income (loss) per common share available to common stockholders	($21,910.00)	($0.55)	$0.54	$0.49

Weighted average common shares outstanding - basic and diluted	100	91,270,197	91,142,011	91,253,834

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

	Successor
	Common Stock		Series B Preferred Stock		Additional	Distributions Greater	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	than Net Income	Shareholders’ Equity
Balance at December 31, 2012	0	$0	0	$0	$0	$0	$0
Net proceeds from the issuance of common shares	100	0	0	0	0	0	0

Net proceeds from the sale of Series B Preferred Stock	0	0	113	113	0	0	113
Series B Preferred Stock redeemed	0	0	(113)	(113)	0	0	(113)
Net capital contribution from the Sponsor	0	0	0	0	214,880	0	214,880
Net income	0	0	0	0	0	1,040	1,040
Merger costs allocated to Series A Preferred Stock	0	0	0	0	(1,223)	0	(1,223)
Cash dividends declared and paid to common shareholders ($141,000 per share)	0	0	0	0	(13,060)	(1,040)	(14,100)
Preferred dividend earned ($0.0333 per share)	0	0	0	0	(8,147)	0	(8,147)

Balance at December 31, 2013	100	$0	0	$0	$192,450	$0	$192,450

	Predecessor
	Common Stock		Series B Convertible Preferred Stock		Distributions Greater	Total
	Number of Shares	Amount	Number of Shares	Amount	than Net Income	Shareholders’ Equity
Balance at December 31, 2010	91,474	$902,402	240	$24	($182,655)	$719,771
Net proceeds from the sale of common shares	2,461	27,069	0	0	0	27,069
Common shares redeemed	(2,754)	(30,237)	0	0	0	(30,237)
Stock options granted	0	111	0	0	0	111
Net income	0	0	0	0	45,161	45,161
Cash distributions declared and paid to shareholders ($0.78 per share)	0	0	0	0	(71,247)	(71,247)

Balance at December 31, 2011	91,181	899,345	240	24	(208,741)	690,628
Net proceeds from the sale of common shares	1,686	18,536	0	0	0	18,536
Common shares redeemed	(1,640)	(18,014)	0	0	0	(18,014)
Stock options granted	0	91	0	0	0	91
Net income	0	0	0	0	49,543	49,543
Cash distributions declared and paid to shareholders ($0.73 per share)	0	0	0	0	(66,137)	(66,137)

Balance at December 31, 2012	91,227	899,958	240	24	(225,335)	674,647
Compensation expense relating to Series B convertible preferred stock	5,801	64,392	(240)	(24)	0	64,368
Net loss	0	0	0	0	(50,583)	(50,583)

Balance at May 13, 2013	97,028	$964,350	0	$0	($275,918)	$688,432

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Year ended December 31,	Period from January 1, through	Year ended December 31,
	2013	May 13, 2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,040	($50,583)	$49,543	$45,161
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	16,401	10,912	31,054	32,432
Estimated selling costs on assets held for sale	340	0	0	0
Fair value adjustment of interest rate cap	(34)	0	0	0
Amortization of deferred financing costs	3,309	93	219	314
Other non-cash expenses, net	(18)	2	466	199
Changes in operating assets and liabilities:
Increase in cash restricted for operating expenses	(6,484)	0	0	0
Decrease (increase) in due from third party managers, net	2,345	(1,001)	(948)	(663)
Increase in prepaid expenses	(1,753)	0	0	0
(Increase) decrease in other assets	(263)	(313)	262	(188)
Increase (decrease) in accounts payable and accrued expenses	4,488	(1,301)	580	883

Net cash provided by (used in) operating activities	19,371	(42,191)	81,176	78,138

Cash flows from investing activities:
Capital improvements, net	(4,345)	(7,735)	(12,338)	(14,148)
Proceeds from sale of assets, net	0	5,866	0	10,755
Cash paid for business acquisition, net of cash acquired	(881,652)	0	0	0
Net (increase) decrease in cash restricted for property improvements	(31,499)	113	2,281	773
Other investing activities, net	0	0	(795)	(101)

Net cash used in investing activities	(917,496)	(1,756)	(10,852)	(2,721)

Cash flows from financing activities:
Net (payment on) proceeds from credit facility	(30,970)	(3,500)	(9,220)	4,139
Net proceeds from borrowings on mortgage payable and mezzanine loans	775,000	0	18,300	0
Payments of mortgage debt	(223)	(5,869)	(13,658)	(4,692)
Financing fees	(15,884)	0	(163)	(417)
Net proceeds related to issuance of Units	0	0	18,536	27,069
Redemptions of Units	0	0	(18,014)	(30,237)
Conversion of Series B convertible preferred stock	0	64,367	0	0
Net capital contribution from the Sponsor	214,880	0	0	0
Accretion of merger costs related to issuance of Series A Preferred Stock	(1,223)	0	0	0
Dividends paid to Series A Preferred shareholders	(5,453)	0	0	0
Dividends paid to common shareholders	(14,100)	0	(66,137)	(71,247)

Net cash provided by (used in) financing activities	922,027	54,998	(70,356)	(75,385)

Net increase (decrease) in cash and cash equivalents	23,902	11,051	(32)	32

Cash and cash equivalents, beginning of period	0	0	32	0

Cash and cash equivalents, end of period	$23,902	$11,051	$0	$32

Supplemental Cash Flow Information including Non-Cash Activities:
Interest paid	$20,122	$933	$3,099	$3,720
Taxes paid	$1,247	$367	$400	$325
Issuance of Series A Preferred Stock	$184,362	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes beginning with the Company’s short taxable year ended December 31, 2012. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six was completed on May 14, 2013 (the “Acquisition Date”). As of December 31, 2013, the Company owned 66 hotels located in 18 states with an aggregate of 7,651 rooms.

For purposes of this annual report on Form 10-K, references to the Company for periods prior to the Acquisition Date shall be deemed to refer to Apple Six, unless the context indicates otherwise.

2.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include all of the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - The Company was determined to be the acquirer for accounting purposes and, therefore, the Merger (as defined below) was accounted for using the acquisition method of accounting. Accordingly, the purchase price of the Merger has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the Acquisition Date. As used herein, the term “Predecessor” refers to the financial position and results of operations of Apple Six prior to the Acquisition Date. The term “Successor” refers to the financial position and results of operations of the Company on or after the Acquisition Date. Certain merger transaction costs incurred prior to May 14, 2013 by the Company are included in the Successor period, as that period represents the commencement of Successor operations. Prior to May 14, 2013, the Company had no revenues, and expenses were comprised solely of merger related costs. For accounting purposes, the purchase price allocation was applied on May 14, 2013.

Use of Estimates - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications - Certain amounts in the Predecessor period consolidated financial statements have been reclassified to conform to the 2013 presentation, including quarterly financial data (unaudited) presented in Note 14. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Cash and Cash Equivalents - Cash and cash equivalents primarily consists of cash in banks. Cash equivalents consist of investments with maturities of three months or less at acquisition. The Company has deposits in excess of $250,000 within single financial institutions that are not insured by the Federal Deposit Insurance Corporation. The Company believes it mitigates this risk by depositing with major financial institutions.

Restricted Cash - Restricted cash consists of deposits held in escrow for the payment of certain required repairs, capital improvements, property taxes, insurance and ground rent pursuant to the terms of the Company’s mortgages payable and mezzanine loans, as well as a repairs and improvements reserve required by the Marriott International Inc. or its affiliates (“Marriott”) management agreements.

Due from Third Party Managers, net - Due from third party managers, net, represents the current earnings and working capital advanced to the hotel management companies for operation of the hotels, net of management fees payable.

Investment in Real Estate and Related Depreciation - Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful life of the real estate asset. Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, 10 years for major improvements and three to seven years for furniture and equipment.

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

Impairment of Investment in Real Estate - The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Acquisition involved an arm’s length transaction between a willing buyer and seller and because there has been a brief passage of time between the Acquisition Date and this report date, no triggering events have occurred to indicate the asset carrying value will not be recoverable. If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. No impairment charges were recorded for investments in real estate, net, included in our continuing operations for 2013.

Hotels Held for Sale - The Company classifies assets as held for sale when the criteria specified under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets, are met. Specifically, the criteria followed by the Company includes (a) management commits to a plan to sell, (b) the asset is available for immediate sale in its present condition, (c) the Company initiates an active program to locate a buyer, (d) the sale is probable to be completed within one year, and (e) the Company is actively marketing the asset at a reasonable price in relation to its current fair value. The Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded. In connection with the decision to sell the four hotels currently classified as held for sale in the consolidated financial statements, the Company recorded an impairment charge of $0.3 million in 2013, which represented the difference between the net book value and the fair value less cost to sell.

Goodwill - Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations, and is characterized by the intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, the Company performs its annual testing for impairment of goodwill during the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present. There is no goodwill impairment as of December 31, 2013.

Revenue Recognition - Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Sales and Marketing Costs - Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservations systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Income Taxes - The Company made an election, through the filing of Form 1120-REIT for 2012, to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the Company’s short taxable year ended December 31, 2012. In order to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distributes at least 90% of its adjusted taxable income to its shareholders, subject to certain adjustments and excluding any net capital gain. The Company intends to adhere to these requirements to qualify for REIT status, and assuming it does qualify for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s shareholders. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes.

Valuation of Deferred Tax Assets – The Company has approximately $0.5 million of deferred tax assets as of December 31, 2013. Management considered various factors, including tax planning strategies, future reversals of existing taxable temporary differences and future projected taxable income in determining that a valuation allowance for the deferred tax assets is not required, and the Company believes that it is more likely than not that it will be able to realize the $0.5 million of deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense will be recorded in that period.

Income (loss) from Discontinued Operations - Income (loss) from discontinued operations is computed in accordance with ASC 205-20, Discontinued Operations, which requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real property that has been sold, or otherwise qualifies as held for sale, be classified as discontinued operations and segregated in the Company’s consolidated financial statements.

Income (loss) per Common Share (Predecessor) - Basic income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted income (loss) per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. Series B convertible preferred shares were converted on May 13, 2013 in connection with the Merger (as defined below) and included in the weighted average common shares calculation for the applicable periods. There were no potential dilutive shares during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

Income (loss) per Common Share (Successor) - Basic income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. There are no potential common shares with a dilutive effect for the period from the Acquisition Date through December 31, 2013. Therefore, basic and dilutive outstanding shares are the same.

Segment Information - The principal business of the Company is the ownership of hotels. The Company separately evaluates the performance of each of its hotels. Since each of the Company’s hotels is located within the United States, and has similar facilities, economic characteristics, and services, all of the properties have been aggregated into a single operating segment.

Recently Issued Accounting Standards - In July 2012, the FASB issued Accounting Standards Updates (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has adopted this guidance and it did not have any material impact on its consolidated financial statements.

3.	Merger

On May 14, 2013, the Company completed the acquisition of Apple Six, pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 (the “Merger Agreement”), by and between the Company, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into the Company (the “Merger”). As a result of the Merger, the Company acquired 100% of the controlling interest of Apple Six. Each issued and outstanding common share and related Series A preferred share of Apple Six were exchanged for (i) $9.20 in cash and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) of the Company with an initial liquidation preference of $1.90 per share. The Merger was funded by a net cash contribution of $214.9 million indirectly made by the Sponsor and its affiliates, Series A Preferred Stock with an aggregate initial liquidation preference of $184.4 million, and $775.0 million of debt. In connection with these activities, the Company incurred $21.5 million in Merger transaction costs (excluding $1.2 million of equity issuance costs recognized as a reduction to the carrying value of the Series A Preferred Stock at the Acquisition Date) for the year ended December 31, 2013, and the Predecessor incurred Merger transaction costs of $67.6 million for the period from January 1, 2013 through May 13, 2013. The Predecessor incurred Merger transaction costs of $4.0 million in 2012, of which $3.2 million related to the Merger. All costs related to the Merger were expensed in the period in which they were incurred and are reflected in Merger transaction costs in the consolidated statements of operations.

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

The following is a summary of the amounts (in thousands) assigned to the assets acquired and liabilities assumed by the Company in connection with the Merger:

Investment in real estate (including real estate held for sale)	$980,895
Goodwill	126,377
Cash	11,051
Restricted cash-furniture, fixtures and other escrows	1,196
Due from third party managers, net	7,186
Prepaid expenses and other assets	4,160
Credit facility	(30,970)
Mortgage debt	(18,078)
Accounts payable and accrued expenses	(4,452)
Ground lease	(300)

$1,077,065

Goodwill recognized is deductible for tax purposes. Prepaid expenses and other assets includes $2.2 million related to the ultimate resolution of insurance claim settlement proceeds received pertaining to pre-acquisition matters.

We have not supplemented our disclosures relating to the business acquisition with unaudited pro forma financial information as the disclosure is impracticable and not relevant to the users of the financial statements. The Company is a non-traded REIT which was formed for the sole purpose of acquiring Apple Six, and whose common stock is wholly-owned by one stockholder, as discussed above. Additionally, our Series A Preferred stockholders do not participate in earnings and receive a cumulative dividend as discussed in Note 9. The consolidated financial statements and related footnote disclosures contain sufficient information regarding the Predecessor and Successor operating results for the periods presented. As such, management does not believe the omission of unaudited pro forma financial information is material to the consolidated financial statements as a whole.

4.	Investment in Real Estate, net

Investment in real estate, net as of December 31, 2013 and 2012 consisted of the following (in thousands):

	Successor	Predecessor
	2013	2012
Land	$153,968	$107,736
Building and Improvements	793,900	752,736
Furniture, Fixtures and Equipment	25,408	82,503
Construction in Progress	2,097	0
Franchise Fees	0	3,043

	975,373	946,018
Less: Accumulated Depreciation	(16,359)	(216,910)

Investment in Real Estate, net	$959,014	$729,108

As of December 31, 2013, the Company owned 66 hotels located in 18 states with an aggregate of 7,651 rooms consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	14	1,793
Residence Inn	10	1,247
Courtyard	10	990
SpringHill Suites	7	737
Homewood Suites	6	712
TownePlace Suites	5	645
Fairfield Inn	5	351
Hampton Inn	4	454
Hampton Inn & Suites	3	303
Marriott	2	419

Total	66	7,651

5.	Deferred Financing Costs

Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the mortgage and mezzanine loan agreements entered into at the time of the Merger and further discussed in Note 6. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $3.3 million for the year ended December 31, 2013 and is included in interest expense in the consolidated statements of operations.

6.	Mortgages Payable and Mezzanine Loans

Long-term debt as of December 31, 2013 and 2012 consisted of the following (in thousands):

	Successor	Predecessor
	2013	2012
Mortgages payable	$617,855	$23,947
Mezzanine loans	175,000	0
Credit facility	0	34,470

Total	$792,855	$58,417

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

Each portion of the collateral security of the Mezzanine Loans is cross-defaulted with the Mortgage Loan and each portion of the collateral security of the Mezzanine B Loan is cross-defaulted with the Mezzanine A Loan. In addition to the payment of the cash consideration in the Merger, the proceeds from the Loans were used to repay Apple Six’s credit facility with Wells Fargo Bank, N.A., to repay or defease certain of Apple Six’s mortgage debt, for other costs and expenses relating to the transactions in connection with the Merger Agreement and to establish reserves, including certain reserves required to be established under the terms of the Loans.

The initial interest rate of the Mortgage Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of approximately 3.34%. By amendments executed on July 8, 2013 and July 22, 2013, respectively, the Mortgage Borrowers and the Lenders assigned the principal balance of the Mortgage Loan among each of the six components of the Mortgage Loan and the Mortgage Borrowers and the Lenders assigned each of the six components of the Mortgage Loan with varying floating interest rates with an initial collective weighted average interest rate equal to LIBOR plus a margin of approximately 3.34%. The initial interest rate of the Mezzanine A Loan is equal to the one-month LIBOR plus a margin rate of 5.75%. The initial interest rate of the Mezzanine B Loan is equal to the one-month LIBOR plus a margin rate of 6.95%. The Loans are scheduled to mature on May 9, 2016, with an option for the Borrowers to extend the initial term for two one-year extension terms, subject to certain conditions. In the event the Borrowers exercise the second one-year extension option, there will be a one-time increase in the applicable interest rate by 25 basis points for the last one-year extension period. The Loans are not subject to any mandatory amortization.

The Loans contain various representations and warranties, as well as certain financial, operating and other covenants that will among other things, limit the Company’s ability to:

•	incur additional secured or unsecured indebtedness;

•	make cash distributions at any time that the debt yield, representing the quotient (expressed as a percentage) calculated by dividing the annualized net operating income of the properties subject to the Loans by the outstanding principal amount of the indebtedness under the Loans, is less than 8.75% or if there is a default continuing under any Mezzanine Loan (including the failure to make regularly scheduled debt service payments thereunder) until such time as the debt yield is equal to or greater than 9.00% or the Mezzanine Loan default has been cured;

•	make investments or acquisitions;

•	use assets as security in other transactions;

•	sell assets (except that the Borrowers are permitted to sell assets so long as the debt yield is not reduced, subject to payment of applicable prepayment premiums and other property release requirements);

•	guarantee other indebtedness; and

•	consolidate, merge or transfer all or substantially all of the Company’s assets.

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

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance as of December 31, 2013 was $17.9 million and included in mortgages payable in the consolidated balance sheets. In addition, in conjunction with the Merger, Apple Six’s unsecured credit facility of $31.0 million was paid in full and extinguished and the mortgage loan of $5.6 million on the Hillsboro, Oregon Courtyard property was defeased. Interest expense, excluding deferred financing costs discussed in Note 5, was $21.2 million for the year ended December 31, 2013 and is included in Interest expense, net in the consolidated statements of operations.

As of December 31, 2013, the Company’s weighted average interest rate on its long-term debt was 4.18%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of December 31, 2013 are as follows (in thousands):

	Mortgages Payable	Mezzanine Loans	Total
2014	$402	$0	$402
2015	421	0	421
2016	600,440	175,000	775,440
2017	464	0	464
2018	487	0	487
Thereafter	15,641	0	15,641

Total	$617,855	$175,000	$792,855

7.	Fair Value of Financial Instruments

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

Determining estimated fair values of the Company’s financial instruments such as mortgages payable requires considerable judgment to interpret market data. The market assumptions and/or estimation methodologies used may have a material effect on estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts by which these instruments could be purchased, sold, or settled. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	Successor		Predecessor
	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:
Interest rate caps	$465	$465	$0	$0

Financial assets not measured at fair value:
Cash and cash equivalents	$23,902	$23,902	$0	$0
Restricted cash	$39,179	$39,179	$1,459	$1,459
Due from third party managers, net	$4,841	$4,841	$7,546	$7,546

Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$12,453	$12,453	$7,306	$7,306
Credit facility	$0	$0	$34,470	$34,716
Mortgages payable	$617,855	$616,425	$23,947	$24,837
Mezzanine loans	$175,000	$175,000	$0	$0

Interest rate caps - The Company acquired three interest rate cap agreements, as required by the terms of its Loans, considered to be derivative instruments. Each agreement caps the interest rate on its mortgages payable and mezzanine loans obtained in connection with the Merger. The Company did not designate the derivative as hedges for accounting purposes and, accordingly, accounts for the interest rate caps at fair value in the accompanying consolidated balance sheet in other assets with adjustments to fair value recorded in unrealized gain (loss) on derivatives in the consolidated statements of operations. The interest rate caps were acquired at a cost of $431,210. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principals and reasonable estimates where applicable from a third party source. This is considered a Level 2 valuation technique.

Cash, cash equivalents and restricted cash - These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to the short-term nature of these assets. This is considered a Level 1 valuation technique.

Due from third party managers, accounts payable and accrued expenses - The carrying value of these financial instruments approximates their fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.

Credit facility, mortgages payable and mezzanine loans - For credit facility and fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The fair value of the variable rate mortgage payable and mezzanine loans cannot be reasonably estimated because it is not readily determinable without undue cost.

8.	Commitments and Contingencies

Legal Fees – In connection with the Merger, on November 29, 2012 Apple Six entered into a litigation cost sharing agreement with Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (the “other Apple REIT companies”). Pursuant to the litigation cost sharing agreement:

•	The Company, as successor to Apple Six, will pay 20%, and the other parties to the litigation cost sharing agreement will pay 80%, of the fees and expenses of specified counsel or any other counsel, consultant or service provider jointly retained in connection with the Apple REIT class action litigation, incurred after November 29, 2012 in connection with the Apple REIT class action litigation. A description of this litigation is provided in Part I, Item 3 Legal Proceedings.

•	The Company, as successor to Apple Six, will pay 25%, and the other parties to the litigation cost sharing agreement will pay 75%, of the fees and expenses of specified counsel or any other counsel, consultant or service provider jointly retained in connection with the SEC investigation, incurred after November 29, 2012 in connection with the SEC investigation discussed in Note 15. See Note 15, Subsequent Events.

Franchise Agreements - As of December 31, 2013, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) are operated under franchise agreements between the Company’s TRS and Marriott International, Inc. (“Marriott”) or Hilton Hotels Corporation (“Hilton”) or one of their respective affiliates. The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in Franchise fees in the consolidated statements of operations. Program fees, which include additional fees for marketing, are included in Sales and marketing expense, and central reservation system and other franchisor costs are included in Operating expense in the consolidated statements of operations.

Management Agreements – As of December 31, 2013, each of the Company’s 66 hotels are operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Stonebridge Realty Advisors, Inc. (“Stonebridge”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), or Interstate Hotels & Resorts, Inc. (“Interstate”). In connection with the Merger, the five hotels previously managed by affiliates of Hilton Worldwide, Inc. and the one hotel previously managed by Newport Hospitality Group, Inc. were converted to management by Interstate on May 14, 2013. The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.5% - 7.0%, as well as annual incentive fees, if applicable, and are included in Management fees in the consolidated statements of operations. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels.

TRS Lease Agreements - Our lease agreements are intercompany agreements between the TRS lessees and our property-owning subsidiaries. These agreements generally contain terms which are customary for third-party lease agreements, including terms for rent payments and other expenses. All related rental income and expense related to the TRS lease agreements net to zero and have no impact on the consolidated financial statements.

Ground Leases – As of December 31, 2013, four of the Company’s hotel properties had ground leases with remaining terms ranging from two to 20 years. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 20 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining three leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses totaled $0.2 million for the year ended December 31, 2013 and are included in Taxes, insurance and other in the consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to December 31, 2013 and thereafter are as follows (in thousands):

Amount
2014	$261
2015	267
2016	209
2017	132
2018	99
Thereafter	479

Total	$1,447

9. 7% Series A Cumulative Redeemable Preferred Stock

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

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million from the date of the Merger Agreement (November 29, 2012). The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of December 31, 2013, the initial liquidation preference has not been adjusted.

On May 14, 2013, the Series A Preferred Stock was recorded on the balance sheet at the initial liquidation preference of $1.90 per share less $1.2 million of Merger transaction costs attributed to the issuance of the shares.

On December 31, 2013, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, payable on January 15, 2014 to shareholders of record on January 1, 2014.

The table below reconciles the Series A Preferred Stock for the year ended December 31, 2013 (amounts in thousands except per share data):

Shares issued	97,033
Liquidation preference (per share)	$1.90

Beginning balance as of May 14, 2013	$184,363
Issuance costs	(1,223)
Accretion of issuance costs	1,223
Dividends declared	(8,685)
Dividends earned	8,147

Ending balance as of December 31, 2013	$183,825

10.	Shareholders’ Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At December 31, 2013 and 2012, there were 100 shares of common stock issued and outstanding. BRE Holdings owns 100% of the Company’s issued and outstanding common stock.

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

On February 14, 2014, the Board of Directors of the Company declared a dividend for the common stock of $50,000 per share, payable on February 19, 2014.

11.	Income Taxes

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

The provision for income taxes differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences (in thousands):

	Year Ended December 31, 2013
Statutory federal income tax provision	$738	34.0%
Adjustment for nontaxable income	(160)	(7.3)
State income taxes, net of federal income tax benefit	242	11.3
Other	6	0.4

Total income tax expense	$826	38.4%

The components of the Company’s income tax expense from continuing operations for the year ended December 31, 2013 were as follows (in thousands):

Year Ended December 31, 2013
Income tax expense (benefit):
Current:
Federal	$950
State	366
Deferred:
Federal	(449)
State	(41)

Total	$826

The components of the consolidated TRS’s net deferred tax assets as of December 31, 2013 were as follows (in thousands):

Year Ended December 31, 2013
Deferred tax balances:
Accrued expenses and other	$533
Prepaid expenses and other	(43)

Net deferred tax assets	$490

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on tax planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the remaining tax assets will be realized.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the consolidated financial statements is to classify these as Interest expense and Operating expense, respectively. As of December 31, 2013, the Company did not incur any material interest or penalties.

The Company conducts business and files tax returns in the United States and numerous states and local jurisdictions. The Company’s tax years are generally open after 2009.

12.	Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor control Hilton Worldwide Holdings Inc., which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton Worldwide Holdings Inc. or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the debt financing arranged to complete the Merger.

The Company paid Blackstone Real Estate Advisors $5.9 million during the quarter ended June 30, 2013 as reimbursement for professional fees and related expenses paid on behalf of the Company in connection with the acquisition of Apple Six.

13.	Hotels Held for Sale and Discontinued Operations

Based on the performance, location and capital requirements, the Company committed to a plan to sell the four properties identified below:

•	Fairfield Inn - Birmingham, Alabama

•	SpringHill Suites - Montgomery, Alabama

•	Fairfield Inn - Orange Park, Florida

•	SpringHill Suites - Savannah, Georgia

These hotels have been classified in the consolidated financial statements as hotels held for sale of $9.5 million and are recorded at the anticipated sale proceeds less cost to sell at December 31, 2013. The results of operations for these properties are classified as income (loss) from discontinued operations. The results of operations for the year ended December 31, 2013 include a loss on the anticipated sale of $0.3 million representing the estimated selling costs. The estimated fair value is based on actual third party bids for the properties and other third party information which is considered a Level 2 measurement under the FASB’s standard on Fair Value Measurements and Disclosures. The sale of the properties is expected to close in the second quarter of 2014.

The following table sets forth the operating results from discontinued operations for the Successor and Predecessor periods (in thousands). The year ended December 31, 2011 column includes the operating results from the two Tempe, Arizona properties which were sold by the Predecessor in June 2011.

	Successor	Predecessor
	Year ended December 31, 2013	Period from January 1, through May 13, 2013	Year ended December 31,
			2012	2011
Total revenue	$3,274	$1,856	$5,073	$6,888
Hotel operating expenses	2,624	1,408	3,904	4,907
Taxes, insurance and other	149	168	193	285
General and administrative	104	0	8	17
Depreciation expense	42	262	732	740
Interest expense	317	0	277	381
Income tax benefit	(16)	0	0	0
Estimated selling costs	340	0	0	0

(Loss) income from discontinued operations	($286)	$18	($41)	$558

The Company allocates interest expense to discontinued operations and has included such interest expense in computing income (loss) from discontinued operations. The allocation method used took the loan release amounts for the discontinued operations, as a percentage of the outstanding principal, multiplied by interest expense for the period.

14.	Quarterly Financial Data (unaudited)

	Successor
	Quarter Ended - 2013
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenues	$0	$37,561	$73,775	$59,674
Income (loss) from continuing operations	(14,888)	(1,009)	11,375	5,848
Income (loss) from discontinued operations	0	152	(455)	17
Net income (loss)	(14,888)	(857)	10,920	5,865
Accrued Series A Preferred Stock dividends	0	(2,907)	(3,231)	(3,231)
Net income (loss) available for common stockholders	(14,888)	(3,764)	7,689	2,634
Basic and diluted net income (loss) per common share available to common stockholders	($148,880.00)	($37,640.00)	$76,890.00	$26,340.00
Distributions declared and paid per common share	$0.00	$0.00	$41,000.00	$100,000.00

	Predecessor
	Quarter Ended March 31, 2013	Period from April 1 through May 13, 2013
	(in thousands, except per share data)
Revenues	$59,000	$32,112
Income (loss) from continuing operations	9,941	(60,543)
Income (loss) from discontinued operations	(38)	57
Net income (loss)	9,903	(60,486)
Basic and diluted net income (loss) per common share	$0.11	($0.66)
Distributions declared and paid per common share	$0.00	$0.00

	Predecessor
	Quarter Ended - 2012
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenues	$58,581	$66,757	$71,327	$58,693
Income from continuing operations	9,259	15,544	18,350	6,431
Income (loss) from discontinued operations	21	125	(144)	(43)
Net income	9,280	15,669	18,206	6,388
Basic and diluted net income per common share	$0.10	$0.17	$0.20	$0.07
Distributions declared and paid per common share	$0.198	$0.198	$0.198	$0.132

15.	Subsequent Events

On February 12, 2014, the SEC entered into a settlement with the Company, the Other Apple REIT Companies and Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc. and Apple Nine Advisors, Inc. (collectively the “Advisory Companies”) and Glade M. Knight, Apple Six’s former Chief Executive Officer, and Bryan F. Peery, Apple Six’s former Chief Financial Officer. The settlement related to the previously announced SEC investigation focused principally on the adequacy of certain disclosures in the filings of Apple Six beginning in 2008, as well as the review of certain transactions involving Apple Six and certain of the other Apple REIT Companies with which we are not affiliated. Without admitting or denying any allegations, the Company consented to the issuance of an administrative order alleging various disclosure deficiencies that occurred prior to the Company’s acquisition of Apple Six. The order requires the Company to cease and desist from committing or causing violations of specified securities laws in the future, but does not require the Company to pay a financial penalty. The settlement and the allegations have no impact on the financial statements of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Reports on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P. (“Blackstone”), an affiliate of the Company’s Sponsor, by Travelport Limited, Hilton Worldwide, Inc. and SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. (collectively referred to herein as “SunGard”), which may be considered the Company’s affiliates.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The board of directors of the Company is currently comprised of the following four individuals:

Name	Age
William J. Stein	51
Brian Kim	34
A.J. Agarwal	47
Tyler Henritze	33

William J. Stein – Mr. Stein is the Company’s Chief Executive Officer and Senior Managing Director, and he has served as a director and officer of the Company since November 29, 2012. Mr. Stein is a Senior Managing Director and Global Head of Asset Management in the Real Estate Group of Blackstone, an affiliate of the Company. Since joining Blackstone in 1997, Mr. Stein has been involved in the direct asset management and asset management oversight of Blackstone’s global real estate assets. Before joining Blackstone, Mr. Stein was a Vice President at Heitman Real Estate Advisors and JMB Realty Corp. Mr. Stein received a B.B.A. from the University of Michigan and an M.B.A. from the University of Chicago. Mr. Stein serves on the Board of Directors of Hilton Worldwide Holdings Inc. and Brixmor Property Group Inc. In selecting Mr. Stein to serve as a director, the Company considered Mr. Stein’s 16-year tenure with Blackstone involving the direct asset management and asset management oversight of Blackstone’s global real estate assets, as well as his prior executive positions at other real estate advisory firms.

Brian Kim – Mr. Kim is the Company’s Chief Financial Officer, Vice President and Managing Director, and he has served as a director and officer of the Company since November 29, 2012. Mr. Kim is a Managing Director in the Real Estate Group of Blackstone, an affiliate of the Company. Before joining Blackstone in GSO Capital Partners in 2006, Mr. Kim was an associate at Apollo Real Estate Advisors. Prior to that, Mr. Kim worked for Max Capital Management Corp., a New York City-based real estate investment and management firm, and before Max Capital, he was an analyst in the Investment Banking Group of Credit Suisse First Boston. Mr. Kim graduated from Harvard College. In selecting Mr. Kim to serve as a director, the Company considered Mr. Kim’s affiliation with Blackstone, his significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, his experience in working with the management of various other companies owned by Blackstone’s funds, his experience with real estate investing and his extensive financial background.

A.J. Agarwal – Mr. Agarwal is the Company’s President and Senior Managing Director, and he has served as a director and officer of the Company since May 17, 2013. Mr. Agarwal is a Senior Managing Director in the Real Estate Group of Blackstone, an affiliate of the Company. Mr. Agarwal oversees the global core plus business for the Real Estate Group. Prior to joining the Real Estate Group in 2010, Mr. Agarwal was a member of Blackstone’s Financial Advisory Group, leading the firm’s advisory practice in a number of areas, including real estate and leisure/lodging. Mr. Agarwal graduated magna cum laude from Princeton University and received an M.B.A. from Stanford University Graduate School of Business. Mr. Agarwal serves on the Board of Directors of Extended Stay Hotels and Brixmor Property Group Inc. In selecting Mr. Agarwal to serve as a director, the Company considered Mr. Agarwal’s expertise as a Senior Managing Director in evaluating real estate acquisitions in the North American region and his financial advisory background in the real estate and leisure/lodging sector.

Tyler Henritze – Mr. Henritze is the Company’s Secretary, Vice President and Senior Managing Director, and he has served as a director and officer of the Company since May 17, 2013. Mr. Henritze has been a Senior Managing Director in the Real Estate Group at Blackstone, an affiliate of the Company, since January 2013 and currently helps oversee Blackstone’s effort to identify new investment opportunities in North America. Prior to being named a senior managing director at Blackstone, Mr. Henritze served as a managing director from January 2011 to December 2012 and as principal from January 2009 to December 2010. Since joining Blackstone in 2004, Mr. Henritze has been involved in over $50 billion of real estate investments across all property types. In addition to leading the recent Hilton Worldwide IPO he was directly involved and led investments in all property types including the Hyatt Waikiki, Motel 6, the Parc 55 hotel, the Duke Realty office portfolio, Valad Property Group, the Columbia Sussex hotel portfolio, the 2010 acquisition of Extended Stay Hotels, Equity Office Properties, CarrAmerica, La Quinta and Wyndham International. Before joining Blackstone, Mr. Henritze worked at Merrill Lynch in the real estate investment banking group and was involved in a variety of debt, equity and M&A transactions. Mr. Henritze received a B.S. in Commerce from The McIntire School at the University of Virginia, where he graduated with distinction. Mr. Henritze currently serves as a board member of Hilton Worldwide Holdings Inc. and Motel 6. He also helped found and serves on the investment community board of CityYear New York. In selecting Mr. Henritze to serve as a director, the Company considered Mr. Henritze’s affiliation with Blackstone, his significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, his experience in working with the management of various other companies owned by Blackstone’s funds, his experience with real estate investing and his extensive financial background.

Executive Officers of BRE Select Hotels

The executive officers of BRE Select Hotels are currently comprised of the following four individuals:

Name	Age	Office
William J. Stein	51	Chief Executive Officer and Senior Managing Director
Brian Kim	34	Chief Financial Officer, Vice President and Managing Director
A.J. Agarwal	47	President and Senior Managing Director
Tyler Henritze	33	Secretary, Vice President and Senior Managing Director

The biographical information regarding the Company’s executive officers is disclosed above.

Code of Ethics

We do not have a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have determined that a code of ethics would not be necessary because we do not have any employees and all of our executive officers are employees of an affiliate of the Sponsor, and we are not required to adopt a code of ethics because our securities are not listed on a national securities exchange. Although we do not have a code of ethics, we endeavor to carry out our responsibilities in accordance with applicable laws and regulations.

Audit Committee Financial Expert

While our board of directors has not designated any of its members as an audit committee financial expert, we believe that the board is qualified to address accounting or financial reporting issues that may come before it, and accordingly, an audit committee financial expert is not necessary.

Item 11.	Executive Compensation

We do not have any employees. All of our executive officers are employees of an affiliate of the Sponsor and do not receive compensation from us or from any of our subsidiaries for serving as our executive officers. Accordingly, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of the Company.

Additionally, our executive officers are not required to dedicate a specific amount of time to us. Accordingly, we cannot identify the portion of the compensation awarded to our executive officers that relates solely to their services to us, as our executive officers are not compensated specifically for such services.

Because our executive officers do not receive compensation from us or from any of our subsidiaries and because we cannot identify the portion of the compensation awarded to our executive officers that relates solely to their services to us, we do not provide executive compensation disclosure pursuant to Item 402 of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BRE Holdings owns 100% of our issued and outstanding common stock, the Company’s voting securities. None of our executive officers or directors beneficially own any equity securities of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor control Hilton Worldwide Holdings Inc., which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company or holders of Series A Preferred Stock. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton Worldwide Holdings Inc. or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the debt financing arranged to complete the Merger.

The Company paid Blackstone Real Estate Advisors $5.9 million during the quarter ended June 30, 2013 as reimbursement for professional fees and related expenses paid on behalf of the Company in connection with the acquisition of Apple Six.

During 2013, a management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a non-economic management interest in the management company.

On September 30, 2013, BRE Holdings, which owns 100% of the common stock of the Company, purchased approximately 2.0 million shares of the Series A Preferred Stock for $1.30 per share as part of a tender offer extended to all shareholders.

Review, Approval or Ratification of Transactions with Related Persons

While we do not have a formal written policy, our board of directors will review and approve related party transactions on an as needed basis.

Board Composition

As a privately-held company with no securities listed on a national securities exchange we are not required to have independent directors on our board of directors. Accordingly, we have not made any determinations of independence with respect to any of our outside directors.

Item 14.	Principal Accountant Fees and Services

The firm of Ernst & Young LLP served as the independent auditors for the Company in 2013. The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our financial statements for 2013 along with fees billed for other services rendered by Ernst & Young LLP:

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2013	$825,000	$0	$143,000	$0

All services rendered by Ernst & Young LLP are permissible under applicable laws and regulations and the annual audit of the Company was pre-approved by the board of directors of the Company, as required by applicable law. The nature of each of the services in the preceding table is described below.

Audit Fees – These fees are for professional services rendered for the audit of the Company’s annual financial statements, reviews of the financial statements included in the Company’s Form 10-Q filings or services normally provided by the independent auditor in connection with statutory or regulatory filings or engagements and other accounting and financial reporting work necessary to comply with the standards of the PCAOB and fees for services that only the Company’s independent auditor can reasonably provide.

Audit-Related Fees – These are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. Such services including accounting consultations, internal control reviews, audits in connection with acquisitions, attest services related to financial reporting that are not required by statute or regulation and required agreed-upon procedure engagements.

Tax Fees – Such services include tax compliance, tax advice and tax planning.

All Other Fees – These are fees for other permissible work that does not meet the above category descriptions. Such services include permissible information technology and technical assistance provided to the Company. Generally, this category would include permitted corporate finance assistance, advisory services and licenses to technical accounting research software.

Audit Committee Pre-Approval Policies and Procedures

The Company has not established an audit committee nor adopted an audit committee charter. Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee, with designated members assigned to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board or its designated members prior to completion of the audit.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of BRE Select Hotels Corp

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2013 (Successor) and as of December 31, 2012 (Predecessor)

Consolidated Statements of Operations for the year ended December 31, 2013 (Successor), and the Period from January 1 through May 13, 2013, and the years ended December 31, 2012 and 2011 (Predecessor)

Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2013 (Successor), and from January 1 through May 13, 2013, and the years ended December 31, 2012 and 2011 (Predecessor)

Consolidated Statements of Cash Flows for the years ended December 31, 2013 (Successor), and from January 1 through May 13, 2013, and the years ended December 31, 2012 and 2011 (Predecessor)

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report available at www.sec.gov.

BRE SELECT HOTELS CORP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

(dollars in thousands)

				Initial Cost to Company (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost at Which Carried at Close of Period (2) (3)
City	State	Brand	Encum- brances	Land	Building and Improve- ments	Land, Building and Improve- ments	Land	Bldg/ FF&E/ Other	Total	Acc Depr	Year of Construction	Date Acquired	Depreciable Life	# of Rooms
Dothan	Alabama	Courtyard	6,595	810	8,690	39	810	8,729	9,539	(177)	1996	May-13	3 -39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	7,548	1,110	6,700	26	1,110	6,726	7,836	(139)	2004	May-13	3 -39 yrs.	85
Huntsville	Alabama	Fairfield Inn	3,957	910	6,470	25	910	6,495	7,405	(129)	1999	May-13	3 -39 yrs.	79
Huntsville	Alabama	Residence Inn	7,181	1,280	8,300	24	1,280	8,324	9,604	(191)	2002	May-13	3 -39 yrs.	78
Tuscaloosa	Alabama	Courtyard	8,427	0	7,690	39	2	7,727	7,729	(175)	1996	May-13	3 -39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	4,397	0	3,990	47	0	4,037	4,037	(83)	1996	May-13	3 -39 yrs.	63
Anchorage	Alaska	Hampton Inn	13,958	2,020	12,980	57	2,020	13,037	15,057	(252)	1997	May-13	3 -39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	20,585	2,530	20,780	117	2,534	20,893	23,427	(390)	2002	May-13	3 -39 yrs.	125
Anchorage	Alaska	Homewood Suites	18,714	3,190	19,510	74	3,190	19,584	22,774	(427)	2004	May-13	3 -39 yrs.	122
Phoenix	Alaska	Hampton Inn	8,647	3,930	7,190	29	3,936	7,213	11,149	(180)	1998	May-13	3 -39 yrs.	99
Arcadia	California	Hilton Garden Inn	14,375	2,940	14,310	20	2,940	14,330	17,270	(290)	1999	May-13	3 -39 yrs.	124
Arcadia	California	SpringHill Suites	8,940	2,610	9,130	387	2,610	9,517	12,127	(190)	1999	May-13	3 -39 yrs.	86
Bakersfield	California	Hilton Garden Inn	7,621	1,260	10,490	29	1,260	10,519	11,779	(210)	2004	May-13	3 -39 yrs.	120
Folsom	California	Hilton Garden Inn	7,987	1,310	11,000	35	1,310	11,035	12,345	(228)	1999	May-13	3 -39 yrs.	100
Foothill Ranch	California	Hampton Inn	6,009	2,970	5,080	6	2,970	5,086	8,056	(104)	1998	May-13	3 -39 yrs.	84
Lake Forest	California	Hilton Garden Inn	9,087	4,250	10,440	14	4,250	10,454	14,704	(208)	2004	May-13	3 -39 yrs.	103
Milpitas	California	Hilton Garden Inn	22,041	6,600	22,190	29	6,600	22,219	28,819	(439)	1999	May-13	3 -39 yrs.	161
Roseville	California	Hilton Garden Inn	7,841	2,470	4,260	14	2,470	4,274	6,744	(95)	1999	May-13	3 -39 yrs.	131
San Francisco	California	Hilton Garden Inn	21,890	7,920	29,100	85	7,920	29,185	37,105	(552)	1999	May-13	3 -39 yrs.	169
Boulder	Colorado	Marriott	44,759	6,360	51,230	15	6,360	51,245	57,605	(912)	1997	May-13	3 -39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	12,375	3,480	17,090	20	3,480	17,110	20,590	(314)	1999	May-13	3 -39 yrs.	133
Lakewood	Colorado	Hampton Inn	11,138	2,520	12,590	22	2,520	12,612	15,132	(271)	2003	May-13	3 -39 yrs.	170
Farmington	Connecticut	Courtyard	12,824	2,600	15,030	47	2,600	15,077	17,677	(294)	2005	May-13	3 -39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	12,826	1,640	14,700	20	1,640	14,720	16,360	(282)	2005	May-13	3 -39 yrs.	96
Wallingford	Connecticut	Homewood Suites	9,746	1,250	12,530	12	1,250	12,542	13,792	(251)	2005	May-13	3 -39 yrs.	104
Clearwater	Florida	SpringHill Suites	4,763	0	7,600	30	0	7,630	7,630	(153)	2006	May-13	3 -39 yrs.	79
Lake Mary	Florida	Courtyard	4,983	1,190	5,570	68	1,190	5,638	6,828	(128)	1995	May-13	3 -39 yrs.	83
Lakeland	Florida	Residence Inn	9,453	630	9,740	33	630	9,773	10,403	(211)	2001	May-13	3 -39 yrs.	78
Panama City	Florida	Courtyard	9,160	560	7,310	214	560	7,524	8,084	(149)	2006	May-13	3 -39 yrs.	84
Pensacola	Florida	Courtyard	9,013	610	8,740	19	610	8,759	9,369	(211)	1997	May-13	3 -39 yrs.	90
Pensacola	Florida	Fairfield Inn	4,323	530	4,060	17	531	4,076	4,607	(89)	1995	May-13	3 -39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	8,794	540	6,540	23	540	6,563	7,103	(136)	2005	May-13	3 -39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	9,526	2,270	9,780	28	2,270	9,808	12,078	(210)	1997	May-13	3 -39 yrs.	99
Albany	Georgia	Courtyard	7,255	900	8,120	180	900	8,300	9,200	(164)	2004	May-13	3 -39 yrs.	84
Columbus	Georgia	Residence Inn	6,082	1,190	7,600	271	1,190	7,871	9,061	(160)	2003	May-13	3 -39 yrs.	78
Valdosta	Georgia	Courtyard	6,082	1,160	7,690	60	1,166	7,744	8,910	(177)	2002	May-13	3 -39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	12,531	2,930	14,860	32	2,930	14,892	17,822	(297)	2005	May-13	3 -39 yrs.	123
Somerset	New Jersey	Homewood Suites	10,039	3,120	8,830	111	3,120	8,941	12,061	(174)	2005	May-13	3 -39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	16,767	960	17,020	73	960	17,093	18,053	(330)	1999	May-13	3 -39 yrs.	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	5,375	1,740	3,870	29	1,738	3,901	5,639	(79)	2008	May-13	3 -39 yrs.	147
Hillsboro	Oregon	Courtyard	25,426	3,240	11,280	173	3,245	11,448	14,693	(279)	1996	May-13	3 -39 yrs.	155
Hillsboro	Oregon	Residence Inn	24,222	3,790	16,540	39	3,790	16,579	20,369	(335)	1994	May-13	3 -39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	18,564	3,200	11,070	34	3,200	11,104	14,304	(237)	1999	May-13	3 -39 yrs.	136
Portland	Oregon	Residence Inn	44,984	8,430	59,480	131	8,430	59,611	68,041	(1,041)	2001	May-13	3 -39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	17,890	3,550	19,730	34	3,550	19,764	23,314	(389)	1998	May-13	3 -39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	6,847	1,240	9,570	29	1,240	9,599	10,839	(189)	1999	May-13	3 -39 yrs.	135
Nashville	Tennessee	Homewood Suites	10,039	1,010	10,670	56	1,010	10,726	11,736	(245)	1999	May-13	3 -39 yrs.	121
Arlington	Texas	SpringHill Suites	7,181	1,300	5,890	43	1,312	5,921	7,233	(149)	1998	May-13	3 -39 yrs.	121
Arlington	Texas	TownePlace Suites	3,884	1,380	5,060	61	1,394	5,107	6,501	(102)	1999	May-13	3 -39 yrs.	94
Dallas	Texas	SpringHill Suites	14,143	1,200	14,660	36	1,200	14,696	15,896	(300)	1997	May-13	3 -39 yrs.	148
Fort Worth	Texas	Homewood Suites	9,966	1,250	12,180	73	1,250	12,253	13,503	(247)	1999	May-13	3 -39 yrs.	137
Fort Worth	Texas	Residence Inn	17,855	3,850	16,740	48	3,850	16,788	20,638	(318)	2005	May-13	3 -39 yrs.	149
Fort Worth	Texas	SpringHill Suites	10,039	1,780	13,820	36	1,780	13,856	15,636	(281)	2004	May-13	3 -39 yrs.	145
Laredo	Texas	Homewood Suites	11,578	1,030	10,200	74	1,030	10,274	11,304	(201)	2005	May-13	3 -39 yrs.	105
Laredo	Texas	Residence Inn	11,138	670	9,170	32	670	9,202	9,872	(186)	2005	May-13	3 -39 yrs.	109
Las Colinas	Texas	TownePlace Suites	7,328	2,300	8,130	701	2,300	8,831	11,131	(173)	1998	May-13	3 -39 yrs.	135
McAllen	Texas	Hilton Garden Inn	6,595	1,510	7,490	55	1,510	7,545	9,055	(152)	2000	May-13	3 -39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	10,845	2,430	16,110	30	2,430	16,140	18,570	(289)	2005	May-13	3 -39 yrs.	148
Kent	Washington	TownePlace Suites	13,337	2,180	13,140	16	2,180	13,156	15,336	(279)	1999	May-13	3 -39 yrs.	152
Mukilteo	Washington	TownePlace Suites	10,992	3,020	11,920	18	3,020	11,938	14,958	(259)	1999	May-13	3 -39 yrs.	128
Redmond	Washington	Marriott	50,932	19,260	46,340	87	19,260	46,427	65,687	(881)	2004	May-13	3 -39 yrs.	262
Renton	Washington	Hilton Garden Inn	15,344	2,010	19,190	47	2,010	19,237	21,247	(376)	1998	May-13	3 -39 yrs.	150

			$782,743	$153,920	$817,180	$4,273	$153,968	$821,405	$975,373	($16,359)				7,347

(1)	Represents acquisition date fair value.
(2)	The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.
(3)	Reconciliation of Real Estate and Accumulated Depreciation.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2013

(dollars in thousands)

	Successor	Predecessor
	2013	Period from January 1, through May 13, 2013	2012	2011
Investment in real estate:
Beginning balance	$0	$946,018	$932,214	$918,009
Acquisitions	980,895	0	597	303
Improvements	4,345	6,133	13,218	13,933
Disposals and discontinued operations	(9,867)	(7,504)	(11)	(31)
Ending balance	$975,373	$944,647	$946,018	$932,214

	Successor	Predecessor
	2013	Period from January 1, through May 13, 2013	2012	2011
Accumulated depreciation:
Beginning balance	$0	$216,910	$185,860	$153,452
Depreciation expense	16,401	7,781	31,054	32,432
Disposals and discontinued operations	(42)	0	(4)	(24)
Ending balance	$16,359	$224,691	$216,910	$185,860

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

By:	/s/ WILLIAM J. STEIN	Date: March 28, 2014
William J. Stein Chief Executive Officer and Senior Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM J. STEIN	Date: March 28, 2014
William J. Stein Director, Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

By:	/s/ BRIAN KIM	Date: March 28, 2014
Brian Kim Director, Chief Financial Officer, Vice President and Managing Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ A.J. AGARWAL	Date: March 28, 2014
A.J. Agarwal Director

By:	/s/ TYLER HENRITZE	Date: March 28, 2014
Tyler Henritze Director

Exhibit Number	Description of Documents

2.1	Agreement and Plan of Merger, dated as of November 29, 2012, among Apple REIT Six, Inc., a Virginia corporation, BRE Select Hotels Holdings LP, a Delaware limited partnership, and BRE Select Hotels Corp, a Delaware corporation and a wholly-owned subsidiary of Buyer (incorporated by reference from Annex A of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013).

2.2	Plan of Merger merging Apple REIT Six, Inc., a Virginia corporation, with and into BRE Select Hotels Corp, a Delaware Corporation (incorporated by reference from Annex B of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013).

3.1	Amended and Restated Certificate of Incorporation of BRE Select Hotels Corp (incorporated by reference from Exhibit 3.1 of BRE Select Hotels Corp’s Form 8-K filed on May 20, 2013).

3.2	Amended and Restated Bylaws of BRE Select Hotels Corp (incorporated by reference from Exhibit 3.2 of BRE Select Hotels Corp’s Form 8-K filed on May 20, 2013).

4.1	Form of Certificate of Designations of 7% Series A Cumulative Redeemable Preferred Stock of BRE Select Hotels Corp (incorporated by reference from Annex E of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013).

10.1	Loan Agreement dated as of May 14, 2013 by and among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P. and BRE Select Hotels Clearwater LLC, collectively, as Borrower, and BRE Select Hotels Operating LLC, as Operating Lessee, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender (incorporated by reference from Exhibit 10.1 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

10.2	First Amendment to Loan Agreement and other Loan Documents dated as of July 8, 2013 among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P. and BRE Select Hotels Clearwater LLC, collectively, as Borrower, and BRE Select Hotels Operating LLC, as Operating Lessee, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender (incorporated by reference from Exhibit 10.2 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

10.3	Second Amendment to Loan Agreement and other Loan Documents dated as of July 22, 2013 among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P. and BRE Select Hotels Clearwater LLC, collectively, as Borrower and BRE Select Hotels Operating LLC, as Operating Lessee, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender (incorporated by reference from Exhibit 10.3 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

10.4	Joinder Agreement and Amendment to Loan Agreement and Loan Documents made as of September 3, 2013 by BRE Select Hotels Southeast LLC, in favor of U.S. Bank National Association, as Trustee for the Registered Holders of CGBAM Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2013-BREH and acknowledged and agreed by BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, and BRE Select Hotels Clearwater LLC, BRE Select Hotels TX L.P. and BRE Select Hotels NC L.P., as Borrowers, BRE Select Hotels Operating LLC, as Operating Lessee, Blackstone Real Estate Partners VII L.P., Blackstone Real Estate Partners VII.TE.1 L.P., Blackstone Real Estate Partners VII.TE.2 L.P., Blackstone Real Estate Partners VII.TE.3 L.P., Blackstone Real Estate Partners VII.TE.4 L.P., Blackstone Real Estate Partners VII.TE.5 L.P., Blackstone Real Estate Partners VII.TE.6 L.P., Blackstone Real Estate Partners VII.TE.7 L.P., Blackstone Real Estate Partners VII.TE.8 L.P. and Blackstone Real Estate Partners VII.F L.P., as Guarantor, and BRE Select Hotels Corp, as Indemnitor (incorporated by reference from Exhibit 10.1 of BRE Select Hotels Corp’s Form 10-Q filed on November 13, 2013).

10.5	Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents, Fixture Filing and Security Agreement dated May 14, 2013 by Borrower and Operating Lessee, collectively, as mortgagor, to Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as mortgagee (incorporated by reference from Exhibit 10.4 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

10.6	Guaranty Agreement executed as of May 14, 2013 by BRE Select Hotels Corp for the benefit of Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender (incorporated by reference from Exhibit 10.5 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

10.7

Mezzanine A Loan Agreement dated as of May 14, 2013 by and among BRE Select Hotels Mezz 1A LLC and BRE Select Hotels Mezz 1B LLC, collectively, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender (incorporated by reference from Exhibit 10.6 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

10.8	First Amendment to Mezzanine A Loan Agreement and other Loan Documents dated as of July 8, 2013 among BRE Select Hotels Mezz 1A LLC and BRE Select Hotels Mezz 1B LLC, collectively, as Borrower, and Principal Life Insurance Company, Commonwealth Annuity and Life Insurance Company, Fidelity Securities Fund: Fidelity Real Estate Income Fund, Fidelity Securities Fund: Fidelity Series Real Estate Income Fund, Fidelity Salem Street Trust: Fidelity Strategic Real Return Fund and BSSF ARH Holding, LLC, collectively, as Lender (incorporated by reference from Exhibit 10.7 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

10.9	Pledge and Security Agreement (Mezzanine A Loan) dated as of May 14, 2013 among BRE Select Hotels Mezz 1A LLC, BRE Select Hotels Mezz 1B LLC and BRE Select Hotels PA Holdings LLC, collectively, as Pledgor, in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender (incorporated by reference from Exhibit 10.8 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

10.10	Pledge and Security Agreement (Mezzanine A Loan) dated as of September 3, 2013 by BRE Select Hotels Mezz 1A LLC, as Pledgor, in favor of Principal Life Insurance Company, Commonwealth Annuity and Life Insurance Company, Fidelity Securities Fund: Fidelity Real Estate Income Fund, Fidelity Securities Fund: Fidelity Series Real Estate Income Fund, Fidelity Salem Street Trust: Fidelity Strategic Real Return Fund and BSSF ARH Holding, LLC, collectively, as Lender (incorporated by reference from Exhibit 10.2 of BRE Select Hotels Corp’s Form 10-Q filed on November 13, 2013).

10.11	Guaranty Agreement (Mezzanine A) executed as of May 14, 2013 by BRE Select Hotels Corp. for the benefit of Citigroup Global Markets Realty Corp and Bank of America, N.A., collectively, as Lender (incorporated by reference from Exhibit 10.9 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

10.12	Mezzanine B Loan Agreement dated as of May 14, 2013 by and among BRE Select Hotels Mezz 2A LLC and BRE Select Hotels Mezz 2B LLC, collectively, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender (incorporated by reference from Exhibit 10.10 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

10.13	First Amendment to Mezzanine B Loan Agreement and other Loan Documents dated as of July 8, 2013 among BRE Select Hotels Mezz 2A LLC and BRE Select Hotels Mezz 2B LLC, collectively, as Borrower, and Libremax Master Fund, Ltd., as Lender (incorporated by reference from Exhibit 10.11 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

10.14	Pledge and Security Agreement (Mezzanine B Loan) dated as of May 14, 2013 among BRE Select Hotels Mezz 2A LLC, BRE Select Hotels Mezz 2B LLC and BRE Select Hotels PA Holdings LLC, collectively, as Pledgor, in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender (incorporated by reference from Exhibit 10.12 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

10.15	Guaranty Agreement (Mezzanine B) executed as of May 14, 2013 by BRE Select Hotels Corp for the benefit of Citigroup Global Markets Realty Corp. and Bank of America, N.A., collectively, as Lender (incorporated by reference from Exhibit 10.13 of BRE Select Hotels Corp’s Form 10-Q filed on August 14, 2013).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the registrant.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Section 13(r) Disclosure.*

101	The following materials from BRE Select Hotels Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

*	Filed herewith
**	Furnished herewith