Form 10-Q
period 2014-03-31
BRE Select Hotels Corp
filed 2014-05-13
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer, the registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act for the past 90 days. The registrant has filed all reports required under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at May 1, 2014

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $22,931 and $16,359, respectively	$958,913	$959,014
Hotels held for sale	9,512	9,485
Cash and cash equivalents	23,641	23,902
Restricted cash	37,217	39,179
Due from third party managers, net	4,737	4,841
Prepaid expenses	2,017	2,352
Deferred financing costs, net	11,251	12,575
Goodwill	126,377	126,377
Other assets	2,279	3,858

TOTAL ASSETS	$1,175,944	$1,181,583

LIABILITIES
Accounts payable and accrued expenses	$8,509	$12,453
Mortgages payable	617,754	617,855
Mezzanine loans	175,000	175,000

TOTAL LIABILITIES	801,263	805,308

Commitments and contingencies (Note 8)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference; 120,000,000 shares authorized, 97,032,848 shares issued and outstanding at both March 31, 2014 and December 31, 2013	183,825	183,825
SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding at both March 31, 2014 and December 31, 2013	0	0
Common stock, $0.01 par value; 100,000 shares authorized, 100 shares issued and outstanding at both March 31, 2014 and December 31, 2013	0	0
Additional paid-in capital	184,219	192,450
Retained earnings/(distributions) greater than net income	6,637	0

TOTAL SHAREHOLDERS’ EQUITY	190,856	192,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,175,944	$1,181,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Successor		Predecessor
			Three Months
	Three Months Ended		Ended
	March 31,		March 31,
	2014	2013	2013
REVENUE
Room revenue	$57,143	$0	$53,118
Other revenue	4,344	0	3,989
Reimbursed expenses	0	0	1,893

Total revenue	61,487	0	59,000

EXPENSES
Operating expense	15,399	0	15,237
Hotel administrative expense	5,270	0	4,714
Sales and marketing	4,734	0	4,808
Utilities	2,432	0	2,192
Repair and maintenance	2,661	0	2,679
Franchise fees	2,846	0	2,412
Management fees	2,138	0	1,915
Taxes, insurance and other	3,350	0	3,102
General and administrative	938	0	1,604
Merger transaction costs	0	14,888	669
Reimbursed expenses	0	0	1,893
Depreciation expense	6,572	0	7,226

Total expenses	46,340	14,888	48,451

Operating income (loss)	15,147	(14,888)	10,549

Interest expense, net	(9,316)	0	(514)
Unrealized loss on derivatives	(196)	0	0

Income (loss) from continuing operations before income tax expense	5,635	(14,888)	10,035

Income tax benefit (expense)	935	0	(95)

Income (loss) from continuing operations	6,570	(14,888)	9,940

Income (loss) from discontinued operations, net of tax	67	0	(38)

Net income (loss)	6,637	(14,888)	9,902

Accrued Series A Preferred Stock dividends	(3,231)	0	0

Net (loss) income available for common stockholders	$3,406	($14,888)	$9,902

Basic and diluted net income (loss) per common share
From continuing operations, after Series A Preferred Stock dividends	$33,390.00	($148,880.00)	$0.11
From discontinued operations	670.00	0.00	(0.00)

Total basic and diluted net income (loss) per common share available to common stockholders	$34,060.00	($148,880.00)	$0.11

Weighted average common shares outstanding - basic and diluted	100	100	91,226,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Successor		Predecessor
			Three Months
	Three Months Ended		Ended
	March 31,		March 31,
	2014	2013	2013
Cash flows from operating activities:
Net income (loss)	$6,637	($14,888)	$9,902
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	6,572	0	7,403
Fair value adjustment of interest rate cap	196	0	0
Amortization of deferred financing costs	1,324	0	0
Other non-cash expenses, net	(7)	0	57
Changes in operating assets and liabilities:
Increase in cash restricted for operating expenses	(795)	0	0
Decrease (increase) in due from third party managers, net	104	0	(3,510)
Decrease in prepaid expenses and other assets	1,718	0	302
(Decrease) increase in accounts payable and accrued expenses	(2,233)	14,888	1,138

Net cash provided by operating activities	13,516	0	15,292

Cash flows from investing activities:
Capital improvements, net	(8,202)	0	(6,391)
Net decrease in cash restricted for property improvements	2,757	0	241

Net cash used in investing activities	(5,445)	0	(6,150)

Cash flows from financing activities:
Net payments on credit facility	0	0	(9,000)
Payments of mortgage debt	(101)	0	(142)
Net proceeds related to issuance of preferred stock/units	0	113	0
Dividends paid to Series A Preferred shareholders	(3,231)	0	0
Dividends paid to common shareholders	(5,000)	0	0

Net cash (used in) provided by financing activities	(8,332)	113	(9,142)

Net (decrease) increase in cash and cash equivalents	(261)	113	0

Cash and cash equivalents, beginning of period	23,902	0	0

Cash and cash equivalents, end of period	$23,641	$113	$0

Supplemental Cash Flow Information including Non-Cash Activities:
Interest paid	$8,272	$0	$637
Taxes paid	$87	$0	$90
Accrued capital improvements	$538	$0	$401

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (“Sponsor”). The acquisition of Apple Six was completed on May 14, 2013 (“Acquisition Date”). As of March 31, 2014, the Company owned 66 hotels located in 18 states with an aggregate of 7,651 rooms.

For purposes of this quarterly report on Form 10-Q, references to the Company for periods prior to the Acquisition Date shall be deemed to refer to Apple Six, unless the context indicates otherwise.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principals generally accepted in the United States (“U.S. GAAP”) for interim financial information and certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2014.

Use of Estimates - The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Due from Third Party Manager, net - Due from third party managers, net, represents the current earnings and working capital advanced to the hotel management companies for operation of the hotels, net of management fees payable.

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

Impairment of Investment in Real Estate - The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly recoverability analysis to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Acquisition involved an arm’s length transaction between a willing buyer and seller and because there has been a brief passage of time between the Acquisition Date and this report date, no triggering events have occurred to indicate the asset carrying values will not be recoverable. If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss would be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Hotels Held for Sale - The Company classifies assets as held for sale when the criteria specified under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets, are met. Specifically, the criteria followed by the Company includes (a) management commits to a plan to sell, (b) the asset is available for immediate sale in its present condition, (c) the Company initiates an active program to locate a buyer, (d) the sale is probable to be completed within one year, and (e) the Company is actively marketing the asset at a reasonable price in relation to its current fair value. The Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded. In connection with the decision to sell the four hotels currently classified as held for sale in the condensed consolidated financial statements, the Company recorded an impairment charge of $0.3 million in the fourth quarter of 2013, which represented the difference between the net book value and the fair value less cost to sell.

Goodwill - Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations, and is characterized by the intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, the Company performs its annual testing for impairment of goodwill during the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present. No indicators of impairment which would require a test of goodwill during the interim periods presented were identified.

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

Valuation of Deferred Tax Assets – The Company has approximately $1.5 million of deferred tax assets as of March 31, 2014. Management considered various factors, including tax planning strategies, future reversals of existing taxable temporary differences and future projected taxable income in determining that a valuation allowance for the deferred tax assets of $0.9 million is required, and the Company believes that it is more likely than not that it will be able to realize the $0.6 million of net deferred tax assets in the future. If a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

Income (loss) from Discontinued Operations - Income (loss) from discontinued operations is computed in accordance with ASC 205-20, Discontinued Operations, which requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real property that has been sold, or otherwise qualifies as held for sale, be classified as discontinued operations and segregated from the Company’s continuing operations in the condensed consolidated statements of operations.

Income (loss) per Common Share (Predecessor) - Basic income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted income (loss) per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. Series B convertible preferred shares were converted on May 13, 2013 in connection with the Merger (as defined below) and included in the weighted average common shares calculation for the applicable periods. There were no potential common shares with a dilutive effect during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

Income (loss) per Common Share (Successor) - Basic income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. There were no potential dilutive shares during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

New Accounting Pronouncement - In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the update, discontinued operations as defined as either 1) a component of an entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or 2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements.

Historically, the Company has classified and reported disposals of its operating properties for which operations and cash flows are clearly distinguished as discontinued operations. See Note 13. Upon adoption of this standard, we expect that future disposals of operating real estate assets will not qualify for discontinued operations reporting treatment, unless the disposals represent a strategic shift that will have a major effect on the Company’s operations and financial results.

3. Merger

On May 14, 2013, the Company completed the acquisition of Apple Six, pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 (the “Merger Agreement”), by and between the Company, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into the Company (the “Merger”). As a result of the Merger, the Company acquired 100% of the controlling interest of Apple Six. Each issued and outstanding common share and related Series A preferred share of Apple Six were exchanged for (i) $9.20 in cash and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) of the Company with an initial liquidation preference of $1.90 per share. The Merger was funded by a net cash contribution of $214.9 million indirectly made by the Sponsor and its affiliates, Series A Preferred Stock with an aggregate initial liquidation preference of $184.4 million, and $775.0 million of debt. In connection with these activities, the Company incurred $14.9 million in Merger transaction costs for the three months ended March 31, 2013, and the Predecessor incurred Merger transaction costs of $0.7 million for the same period. All costs related to the Merger were expensed in the period in which they were incurred and are reflected in Merger transaction costs in the condensed consolidated statements of operations.

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

$1,077,065

Goodwill recognized is deductible for tax purposes.

4. Investment in Real Estate, net

Investment in real estate, net as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Land	$154,134	$153,968
Building and Improvements	794,364	793,900
Furniture, Fixtures and Equipment	26,386	25,408
Construction in Progress	6,960	2,097

	981,844	975,373
Less: Accumulated Depreciation	(22,931)	(16,359)

Investment in Real Estate, net	$958,913	$959,014

5. Deferred Financing Costs

Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the mortgage and mezzanine loan agreements entered into at the time of the Merger and further discussed in Note 6. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $1.3 million for the three months ended March 31, 2014 and is included in interest expense in the condensed consolidated statements of operations.

6. Mortgages Payable and Mezzanine Loans

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

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance as of March 31, 2014 was $17.8 million and is included in mortgages payable in the condensed consolidated balance sheets. In addition, in conjunction with the Merger, Apple Six’s unsecured credit facility of $31.0 million was paid in full and extinguished and the mortgage loan of $5.6 million on the Hillsboro, Oregon Courtyard property was defeased. Interest expense, excluding deferred financing costs discussed in Note 5, was $8.0 million for the three months ended March 31, 2014 and is included in Interest expense, net in the condensed consolidated statements of operations.

Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of March 31, 2014 are as follows (in thousands):

	Mortgages Payable	Mezzanine Loans	Total
2014 (remaining months)	$301	$0	$301
2015	421	0	421
2016	600,440	175,000	775,440
2017	464	0	464
2018	487	0	487
Thereafter	15,641	0	15,641

Total	$617,754	$175,000	$792,754

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

	March 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:
Interest rate caps	$269	$269	$465	$465

Financial assets not measured at fair value:
Cash and cash equivalents	$23,641	$23,641	$23,902	$23,902
Restricted cash	$37,217	$37,217	$39,179	$39,179
Due from third party managers, net	$4,737	$4,737	$4,841	$4,841

Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$8,509	$8,509	$12,453	$12,453
Mortgages payable	$617,754	$616,597	$617,855	$616,425
Mezzanine loans	$175,000	$175,000	$175,000	$175,000

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

Mortgages payable and mezzanine loans - For the fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The fair value of the variable rate mortgage payable and mezzanine loans cannot be reasonably estimated because it is not readily determinable without undue cost.

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

The following is a description of the class action litigation:

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

On April 3, 2013, the motion to dismiss the consolidated complaint in the In re Apple REITs Litigation was granted in full with prejudice. On April 12, 2013, plaintiffs filed a notice of appeal in the Apple REIT class action litigation, appealing the decision to the United States Court of Appeals for the Second Circuit. On July 26, 2013, plaintiffs filed a brief in support of their appeal. On October 25, 2013, defendants filed a brief opposing plaintiffs’ appeal. On November 15, 2013, plaintiffs filed a reply brief in further support of their appeal. Oral argument on plaintiffs’ appeal was scheduled for March 31, 2014.

On April 23, 2014, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) entered a summary order in the In re Apple REITs Litigation . In the summary order, the Second Circuit affirmed the dismissal by the United States District Court for the Eastern District of New York (the “District Court”) of the federal securities claims and state securities law claims and affirmed the dismissal of the unjust enrichment claim. However, the Second Circuit vacated the District Court’s dismissal of the plaintiffs’ state law breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, and negligence claims and remanded for further proceedings.

The Company believes that any claims against it are without merit, and it intends to continue to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of this proceeding or provide a reasonable estimate of the possible loss or range of loss due to this proceeding.

•	The Company, as successor to Apple Six, will pay 25%, and the other parties to the litigation cost sharing agreement will pay 75%, of the fees and expenses of specified counsel or any other counsel, consultant or service provider jointly retained in connection with the SEC investigation, incurred after November 29, 2012 in connection with the SEC investigation. On February 12, 2014, the SEC entered into a settlement with the Company, the Other Apple REIT Companies and Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc. and Apple Nine Advisors, Inc. (collectively the “Advisory Companies”) and Glade M. Knight, Apple Six’s former Chief Executive Officer, and Bryan F. Peery, Apple Six’s former Chief Financial Officer. The settlement related to the previously announced SEC investigation focused principally on the adequacy of certain disclosures in the filings of Apple Six beginning in 2008, as well as the review of certain transactions involving Apple Six and certain of the other Apple REIT companies with which the Company is not affiliated. Following completion of the Company’s acquisition of Apple Six on May 14, 2013, the Company, as the surviving corporation in the Merger, became involved in the SEC investigation. The settlement requires the Company to, without admitting or denying any allegations, consent to the issuance of an administrative order alleging various disclosure deficiencies that occurred at the Apple REITs prior to the Company’s acquisition of Apple Six and to cease and desist from committing or causing violations of specified securities laws, but does not require the Company to pay any financial penalties. Certain of the other parties to the settlement agreement with which the Company is not affiliated, however, also agreed to pay financial penalties and made certain undertakings that are not applicable to the Company. The settlement and the allegations have no impact on the financial statements of the Company.

Franchise Agreements - As of March 31, 2014, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) are operated under franchise agreements between the Company’s TRS and Marriott International, Inc. (“Marriott”) or Hilton Hotels Corporation (“Hilton”) or one of their respective affiliates. The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in Franchise fees in the consolidated statements of operations. Program fees, which include additional fees for marketing, are included in Sales and marketing expense, and central reservation system and other franchisor costs are included in Operating expense in the condensed consolidated statements of operations.

Management Agreements – As of March 31, 2014, each of the Company’s 66 hotels are operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Stonebridge Realty Advisors, Inc. (“Stonebridge”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), or Interstate Hotels & Resorts, Inc. (“Interstate”). In connection with the Merger, the five hotels previously managed by affiliates of Hilton Worldwide, Inc. and the one hotel previously managed by Newport Hospitality Group, Inc. were converted to management by Interstate on May 14, 2013. The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.5% - 7.0%, as well as annual incentive fees, if applicable, and are included in Management fees in the condensed consolidated statements of operations. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels.

TRS Lease Agreements – The Company’s lease agreements are intercompany agreements between the TRS lessees and our property-owning subsidiaries. These agreements generally contain terms which are customary for third-party lease agreements, including terms for rent payments and other expenses. All related rental income and expense related to the TRS lease agreements net to zero and have no impact on the condensed consolidated financial statements.

Ground Leases – As of March 31, 2014, four of the Company’s hotel properties had ground leases with remaining terms ranging from two to 20 years. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 20 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining three leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses totaled $0.1 million for the three months ended March 31, 2014 and are included in Taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to March 31, 2014 and thereafter are as follows (in thousands):

Amount
2014	$196
2015	267
2016	209
2017	132
2018	99
Thereafter	479

Total	$1,382

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

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million from the date of the Merger Agreement (November 29, 2012). The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of March 31, 2014, the initial liquidation preference has not been adjusted.

On March 31, 2014, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on April 15, 2014 to shareholders of record on April 1, 2014.

10. Shareholders’ Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At March 31, 2014 and December 31, 2013, there were 100 shares of common stock issued and outstanding.

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

11. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three months ended March 31, 2014, the Company recorded $1.0 million of income tax benefit. Tax benefit for the three months ended March 31, 2014 is comprised of federal taxes and state taxes.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor control Hilton Worldwide Holdings Inc., which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton Worldwide Holdings Inc. or its subsidiaries (“Hilton”), may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the debt financing arranged to complete the Merger. The Company incurred $3.6 million of franchise fees, marketing fees, and other expenses in the three months ended March 31, 2014 payable to Hilton.

13. Hotels Held for Sale and Discontinued Operations

Based on the performance, location and capital requirements, the Company committed to a plan to sell the four properties identified below (two of which were sold after the end of the first quarter, as described in Note 14):

•	Fairfield Inn - Birmingham, Alabama

•	SpringHill Suites - Montgomery, Alabama

•	Fairfield Inn - Orange Park, Florida

•	SpringHill Suites - Savannah, Georgia

These hotels have been classified in the consolidated financial statements as hotels held for sale of $9.5 million and are recorded at the anticipated sale proceeds less cost to sell at March 31, 2014. The results of operations for these properties are classified as income (loss) from discontinued operations. The estimated fair value is based on actual third party bids for the properties and other third party information which is considered a Level 1 measurement for properties sold and Level 2 for the remaining properties under the FASB’s standard on Fair Value Measurements and Disclosures. The sale of the remaining properties is expected to close in the second quarter of 2014.

The following table sets forth the operating results from discontinued operations for the Successor and Predecessor periods (in thousands).

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Total revenue	$1,284	$1,173
Hotel operating expenses	991	911
Taxes, insurance and other	103	123
General and administrative	35	0
Depreciation expense	0	177
Interest expense	121	0
Income tax benefit	(33)	0

Income (loss) from discontinued operations	$67	($38)

The Company allocates interest expense to discontinued operations and has included such interest expense in computing income (loss) from discontinued operations. The allocation method used took the loan release amounts for the discontinued operations, as a percentage of the outstanding principal, multiplied by interest expense for the period.

14. Subsequent Events

On April 23, 2014, the Company sold the Fairfield Inn – Orange Park, Florida property for a gross sales price of $3.2 million. On May 8, 2014, the Company sold the Fairfield Inn – Birmingham, Alabama property for a gross sales price of $1.7 million. The sales of the properties will not have a material effect on the Company’s reported income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, the terms “the Company,” “we” or “our” refer to BRE Select Hotels Corp, together with its wholly-owned subsidiaries, and refer to Apple REIT Six, Inc. (“Apple Six”) for the periods prior to the Merger (as defined below), unless the context indicates otherwise.

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “forecast” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; risks associated with the Company’s indebtedness; financing risks; regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; competition within the hotel and real estate industry; risks associated with the Company’s legal proceedings; and the factors discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed on March 28, 2014 (the “Form 10-K”) and in this report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust (“REIT”) involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with SEC. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

Certain merger transaction costs incurred prior to May 14, 2013 by the Company are included in the Successor period, as that period represents the commencement of Successor operations. Prior to May 14, 2013, the Company had no revenues, and expenses were comprised solely of merger related costs. Information presented as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014, represents that of the Successor. Information for the three months ended March 31, 2013 is presented for both the Successor and Predecessor operations.

The Company was formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. The Company intends to be treated as a REIT for federal income tax purposes. On May 14, 2013, the Company completed its previously announced acquisition of Apple Six pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 (the “Merger Agreement”), by and between the Company, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into the Company (the “Merger”). As of March 31, 2014, the Company owned 66 hotels located in 18 states with an aggregate of 7,651 rooms.

Hotel Operations

Along with the industry as a whole, we continue to experience improvements in both revenues and operating income as compared to the prior year. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations. We believe the remainder of 2014 will offer attractive growth for both the hotel industry and our Company because of the expected increased demand versus available supply. The Company recently sold two hotels and is expected to sell two additional hotels in the second fiscal quarter. See Notes 13 and 14 to the financial statements.

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

The Company has committed to a plan to sell the Birmingham, Alabama Fairfield Inn, Montgomery, Alabama SpringHill Suites, Orange Park, Florida Fairfield Inn, and Savannah, Georgia SpringHill Suites, as it was determined that these properties no longer fit the Company’s long-term strategic plan. After the end of the first fiscal quarter, on April 23, 2014, the Company sold the Fairfield Inn – Orange Park, Florida and on May 8, 2014, the Fairfield Inn – Birmingham, Alabama. See Notes 13 and 14 to the financial statements. The results of these properties have been included in discontinued operations and are not included in the summary below. The following is a summary of the Company’s results from continuing operations:

	Successor		Predecessor
	Three Months Ended March 31,
		Percent of		Percent of
(in thousands, except statistical data)	2014	Revenue	2013	Revenue
Total hotel revenue	$61,487	100%	$57,107	100%
Hotel operating expenses	35,480	58%	33,957	59%
Taxes, insurance and other expense	3,350	5%	3,102	5%
General and administrative expense	938	2%	1,604	3%
Merger transaction costs	0		669
Depreciation	6,572		7,226
Interest expense, net	9,316		514
Unrealized loss on derivatives	196		0
Income tax (benefit) expense	(935)		95

Number of hotels	62		62
ADR	$120		$114
Occupancy	72%		70%
RevPAR	$86		$80
RevPAR Index (1)	122		121
Total rooms sold (2)	477,777		465,128
Total rooms available (3)	661,230		662,856

(1)	Calculated from data provided by Smith Travel Research, Inc.®
(2)	Represents the number of room nights sold during the period.
(3)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Hotels Owned

The following table summarizes the location, brand, manager and number of rooms for each of the 66 hotels the Company owned at March 31, 2014, all of which were acquired on May 14, 2013 in connection with the Merger described in Note 3 of the condensed consolidated financial statements.

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

				7,651

Results of Operations

As of March 31, 2014, the Company owned 66 hotels located in 18 states with an aggregate of 7,651 rooms. Hotel performance is impacted by many factors, including the economic conditions in the areas we operate as well as the United States, generally. Although hampered by uncertainty regarding government spending, economic indicators in the United States have shown evidence of an economic recovery, which is currently having a positive impact on the lodging industry, including the Company. As a result, the Company’s revenue and operating income improved in the three months ended March 31, 2014 compared to the Predecessor three months ended March 31, 2013, and the Company expects continued improvement in revenue and operating income during the remainder of the year.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended March 31, 2014 and 2013, the Company had total hotel revenue from continuing operations of $61.5 million and $57.1 million, respectively. For the three months ended March 31, 2014 and 2013, the hotels achieved average occupancy of 72% and 70%, ADR of $120 and $114 and RevPAR of $86 and $80. ADR is calculated as room revenue divided by number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Increases in demand and continued room rate improvements led to the improved results in the current year compared to 2013. Our hotels continue to be leaders in their respective markets, with higher occupancy percentage and ADR compared to our competitors.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2014 and 2013, hotel operating expenses from continuing operations totaled $35.5 million and $34.0 million, respectively, representing 58% and 59% of total hotel revenue. Results for the three months ended March 31, 2014 reflect the impact of the increases in revenues and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and expects to continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses from continuing operations for the three months ended March 31, 2014 and 2013 were $3.4 million and $3.1 million, or 5% and 5% of total hotel revenue, respectively. Property taxes have continued to increase in 2014 as the economy has continued to improve and localities reassessed property values accordingly. Also, 2014 insurance rates have increased modestly, largely because of overall insurance industry losses following world-wide catastrophic acts of mother nature.

General and administrative expense from continuing operations for the three months ended March 31, 2014 and 2013 was $0.9 million and $1.6 million, or 2% and 3% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees, and reporting expenses. Legal fees primarily relate to legacy matters of the Predecessor and its litigation cost sharing agreement with the other Apple REITs. See Part II, Item 1 Legal Proceedings for further details. General and administrative expense has trended downward since the Merger due to lower overhead costs for the Successor as compared to the Predecessor.

Merger transaction costs were $0 and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. Costs incurred during 2013 were in connection with the Merger discussed herein, and comprised primarily of legal and other professional services fees.

Depreciation expense from continuing operations for the three months ended March 31, 2014 and 2013 was $6.6 million and $7.2 million, respectively. The 2014 expense is lower due to a higher percentage of investment in real estate allocated to building post-Merger compared to 2013, resulting in depreciation expense being spread over a longer period of time.

Interest expense, net for the three months ended March 31, 2014 and 2013 was $9.3 million and $0.5 million, respectively. Interest expense increased due to the mortgage and mezzanine loans obtained in connection with the Merger, partly offset by the payoff of the line of credit and the mortgage payable on the Hillsboro Courtyard. As of March 31, 2014, the Company had total debt outstanding of $792.8 million compared to $49.3 million at March 31, 2013. The Company capitalized interest of approximately $0 and $0.2 million for the three months ended March 31, 2014 and 2013, respectively in conjunction with hotel renovations.

Liquidity and Capital Resources

Operating cash flow from the properties owned is the Company’s principal source of liquidity. The Company anticipates that cash flow from operations will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, and dividends on the 7% Series A Cumulative Redeemable Preferred Shares.

To qualify as a REIT, the Company is required to distribute at least 90% of its ordinary income. Prior to the execution of the Merger Agreement, distributions were paid by the Predecessor at a monthly rate of $0.066 per common share. No distributions were made by the Predecessor in the three months ended March 31, 2013 per the terms of the Merger Agreement.

On January 15, 2014, the Company paid a dividend for the Series A Preferred Stock of $0.0333 per share to shareholders of record on January 1, 2014. On April 15, 2014, the Company paid a dividend for the Series A Preferred Stock of $0.0333 per share to shareholders of record on April 1, 2014.

The Company has ongoing capital commitments to fund its capital improvements. The Company is required, under all of the hotel franchise agreements and under its loan agreements, to make available for the repair, replacement and refurbishing of furniture, fixtures, and equipment a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. Pursuant to the loan agreement described in Note 6, at closing the Company was required to deposit $15.0 million into a restricted cash account to fund required capital improvements. In addition, for a thirty-six month period thereafter, the Company must deposit in a lender escrow an amount equal to the sum of: (i) $0.4 million and (ii) 4% of total revenue, excluding revenue from the Marriott managed hotels. These funds can then be used for capital enhancements to the properties. Based on current projections of revenue for the ensuing twelve months, the total funds reserved and/or expected to be used for capital expenditures for 2014 is approximately $15.0 million.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the Company’s disclosures about market risk, please see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2014. There have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A of the Company’s 2013 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Apple Six was party to certain legal matters at the time of its acquisition by the Company. Following completion of its acquisition of Apple Six, the Company as the surviving corporation in the Merger, became involved in these legacy matters. The initial liquidation preference of $1.90 per share of Series A Preferred Stock is subject to downward adjustment should net costs and payments relating to certain litigation and regulatory legacy matters exceed $3.5 million, including the litigation and the SEC investigation described in note 8 of the Notes to the Condensed Consolidated Financial Statements. As of March 31, 2014, the initial liquidation preference has not been adjusted. The information regarding these legacy matters can be found under “Commitments and Contingencies” in note 8 of the Notes to the Condensed Consolidated Financial Statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Form 10-K, which could materially adversely affect the Company’s business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also could materially adversely affect its business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

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

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Section 13(r) Disclosure. *

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. **

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: May 13, 2014	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director
(Principal Executive Officer)

Date: May 13, 2014	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President
and Managing Director
(Principal Financial Officer and Principal Accounting Officer)