Form 10-Q
period 2014-06-30
BRE Select Hotels Corp
filed 2014-08-08
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at August 1, 2014

BRE SELECT HOTELS CORP

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets – June 30, 2014 (Unaudited) and December 31, 2013	3
	Condensed Consolidated Statements of Operations (Unaudited)—Three and Six Months Ended June 30, 2014 and 2013 (Successor) and Periods from April 1, 2013 through May 13, 2013 and January 1, 2013 through May 13, 2013 (Predecessor)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)—Six Months Ended June 30, 2014 and 2013 (Successor) and Period from January 1, 2013 through May 13, 2013 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

Signatures		26

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $29,593 and $16,359, respectively	$959,644	$959,014
Hotels held for sale	1,504	9,485
Cash and cash equivalents	25,061	23,902
Restricted cash	36,868	39,179
Due from third party managers, net	4,324	4,841
Prepaid expenses	2,908	2,352
Deferred financing costs, net	9,829	12,575
Goodwill	126,377	126,377
Other assets	976	3,858

TOTAL ASSETS	$1,167,491	$1,181,583

LIABILITIES
Accounts payable and accrued expenses	$9,104	$12,453
Due to third party managers, net	616	0
Mortgages payable	609,044	617,855
Mezzanine loans	172,488	175,000
Mortgages payable and mezzanine loans related to assets of hotels held for sale	2,660	0

TOTAL LIABILITIES	793,912	805,308
Commitments and contingencies (Note 8)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference; 120,000,000 shares authorized, 97,032,848 shares issued and outstanding at both June 30, 2014 and December 31, 2013	183,825	183,825
SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding at both June 30, 2014 and December 31, 2013	0	0
Common stock, $0.01 par value; 100,000 shares authorized, 100 shares issued and outstanding at both June 30, 2014 and December 31, 2013	0	0
Additional paid-in capital	171,988	192,450
Retained earnings	17,766	0

TOTAL SHAREHOLDERS’ EQUITY	189,754	192,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,167,491	$1,181,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Successor				Predecessor
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Period from April 1 through May 13, 2013	Period from January 1 through May 13, 2013
REVENUE
Room revenue	$68,504	$125,646	$35,230	$35,230	$28,945	$82,063
Other revenue	4,829	9,174	2,331	2,331	2,223	6,212
Reimbursed expenses	0	0	0	0	944	2,838

Total revenue	73,333	134,820	37,561	37,561	32,112	91,113
EXPENSES
Operating expense	17,007	32,406	8,454	8,454	7,930	23,167
Hotel administrative expense	5,714	10,984	2,904	2,904	2,445	7,159
Sales and marketing	5,467	10,201	2,828	2,828	2,599	7,407
Utilities	2,282	4,714	1,236	1,236	996	3,188
Repair and maintenance	2,712	5,372	1,450	1,450	1,402	4,081
Franchise fees	3,408	6,254	1,728	1,728	1,305	3,716
Management fees	2,901	5,039	1,216	1,216	1,096	3,010
Taxes, insurance and other	3,541	6,891	1,967	1,967	1,357	4,457
General and administrative	827	1,765	890	890	1,223	2,828
Merger transaction costs	0	0	6,255	21,143	66,962	67,633
Reimbursed expenses	0	0	0	0	944	2,838
Depreciation expense	6,662	13,234	3,320	3,320	3,425	10,651

Total expenses	50,521	96,860	32,248	47,136	91,684	140,135

Operating income (loss)	22,812	37,960	5,313	(9,575)	(59,572)	(49,022)
Interest expense, net	(9,713)	(19,030)	(5,286)	(5,286)	(926)	(1,439)
Unrealized (loss) gain on derivatives	(223)	(419)	439	439	0	0

Income (loss) from continuing operations before income tax expense	12,876	18,511	466	(14,422)	(60,498)	(50,461)
Income tax expense	(1,749)	(814)	(1,475)	(1,475)	(45)	(140)

Income (loss) from continuing operations	11,127	17,697	(1,009)	(15,897)	(60,543)	(50,601)
Income from discontinued operations, net of tax	2	69	152	152	57	18

Net income (loss)	11,129	17,766	(857)	(15,745)	(60,486)	(50,583)
Accrued Series A Preferred Stock dividends	(3,231)	(3,231)	(2,907)	(2,907)	0	0

Net (loss) income available for common stockholders	$7,898	$14,535	($3,764)	($18,652)	($60,486)	($50,583)

Basic and diluted net income (loss) per common share
From continuing operations, after Series A Preferred Stock dividends	$78,960.00	$144,660.00	($39,160.00)	($188,040.00)	($0.66)	($0.55)
From discontinued operations	20.00	690.00	1,520.00	1,520.00	0.00	0.00

Total basic and diluted net income (loss) per common share available to common stockholders	$78,980.00	$145,350.00	($37,640.00)	($186,520.00)	($0.66)	($0.55)

Dividends per common share	$9,000	$14,000	$0	$0	$0	$0
Weighted average common shares outstanding—basic and diluted	100	100	100	100	91,361,488	91,270,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Period from January 1 through May 13, 2013
Cash flows from operating activities:
Net income (loss)	$17,766	($15,745)	($50,583)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	13,234	3,361	10,912
Gain on sale of assets	(81)	0	0
Fair value adjustment of interest rate cap	419	(439)	0
Amortization of deferred financing costs	2,746	662	93
Other non-cash expenses, net	(15)	0	2
Changes in operating assets and liabilities:
Increase in cash restricted for operating expenses	(256)	(2,091)	0
Decrease (increase) in due to/from third party managers, net	1,133	(5,947)	(1,001)
Decrease (increase) in prepaid expenses and other assets	1,554	(3,668)	(313)
(Decrease) increase in accounts payable and accrued expenses	(1,876)	2,776	(1,301)

Net cash provided by (used in) operating activities	34,624	(21,091)	(42,191)
Cash flows from investing activities:
Capital improvements, net	(15,362)	0	(7,735)
Proceeds from sale of assets, net	8,102	0	5,866
Property insurance proceeds	353	0	0
Cash paid for business acquisition, net of cash acquired	0	(881,652)	0
Net decrease (increase) in cash restricted for property improvements	2,567	(23,943)	113

Net cash used in investing activities	(4,340)	(905,595)	(1,756)
Cash flows from financing activities:
Net payments on credit facility	0	(30,970)	(3,500)
Net proceeds from borrowings on mortgage payable and mezzanine loans	0	775,000	0
Payments of mortgage debt	(6,752)	(30)	(5,869)
Payments of mezzanine debt	(1,911)	0	0
Financing fees	0	(15,884)	0
Dividends paid to Series A Preferred shareholders	(6,462)	0	0
Conversion of Series B convertible preferred stock	0	0	64,367
Net capital contribution from Sponsor	0	214,880	0
Merger costs related to issuance of Series A Preferred Stock	0	(1,223)	0
Dividends paid to common shareholders	(14,000)	0	0

Net cash (used in) provided by financing activities	(29,125)	941,773	54,998
Net increase in cash and cash equivalents	1,159	15,087	11,051
Cash and cash equivalents, beginning of period	23,902	0	0

Cash and cash equivalents, end of period	$25,061	$15,087	$11,051

Supplemental Cash Flow Information including Non-Cash Activities:
Interest paid	$16,709	$3,200	$933
Taxes paid	$919	$39	$367
Accrued capital improvements	$783	$0	$0

The accompanying notes are an integral part of these consensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (“Sponsor”). The acquisition of Apple Six was completed on May 14, 2013 (“Acquisition Date”). As of June 30, 2014, the Company owned 63 hotels located in 18 states with an aggregate of 7,426 rooms.

For purposes of this quarterly report on Form 10-Q, references to the Company for periods prior to the Acquisition Date shall be deemed to refer to Apple Six, unless the context indicates otherwise.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation—The Company was determined to be the acquirer for accounting purposes and, therefore, the merger was accounted for using the acquisition method of accounting. Accordingly, the purchase price of the Merger (as defined below) has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the Acquisition Date. As used herein, the term “Predecessor” refers to the financial position and results of operations of Apple Six prior to the Acquisition Date. The term “Successor” refers to the financial position and results of operations of the Company on or after the Acquisition Date. Certain merger transaction costs incurred prior to May 14, 2013 by the Company are included in the Successor period, as that period represents the commencement of Successor operations. Prior to May 14, 2013, the Company had no revenues, and expenses were comprised solely of merger related costs. For accounting purposes, the purchase price allocation was applied on May 14, 2013.

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

Use of Estimates—The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents primarily consists of cash in banks. Cash equivalents consist of investments with maturities of three months or less at acquisition. The Company has deposits in excess of $250,000 within single financial institutions that are not insured by the Federal Deposit Insurance Corporation. The Company believes it mitigates this risk by depositing with major financial institutions.

Restricted Cash—Restricted cash consists of deposits held in escrow for the payment of certain required repairs, capital improvements, property taxes, insurance and ground rent pursuant to the terms of the Company’s mortgages payable and mezzanine loans, as well as a repairs and improvements reserve required by the Marriott International Inc. or its affiliates (“Marriott”) management agreements.

Due from Third Party Manager, net—Due from third party managers, net, represents the current earnings and working capital advanced to the hotel management companies for operation of the hotels, net of management fees payable.

Investment in Real Estate and Related Depreciation—Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful life of the real estate asset. Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, 10 years for major improvements and three to seven years for furniture and equipment.

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

Impairment of Investment in Real Estate—The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly recoverability analysis to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. No triggering events have occurred to indicate the asset carrying values will not be recoverable. If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss would be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Hotels Held for Sale—The Company classifies assets as held for sale when the criteria specified under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets, are met. Specifically, the criteria followed by the Company includes (a) management commits to a plan to sell, (b) the asset is available for immediate sale in its present condition, (c) the Company initiates an active program to locate a buyer, (d) the sale is probable to be completed within one year, and (e) the Company is actively marketing the asset at a reasonable price in relation to its current fair value. The Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded. In connection with the decision to sell the one hotel currently classified as held for sale in the condensed consolidated financial statements, the Company recorded an impairment charge of $0.1 million in the fourth quarter of 2013, which represented the difference between the net book value and the fair value less cost to sell.

Goodwill—Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations, and is characterized by the intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, the Company performs its annual testing for impairment of goodwill during the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present. No indicators of impairment which would require a test of goodwill during the interim periods presented were identified.

Revenue Recognition—Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Sales and Marketing Costs—Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservations systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Income Taxes—The Company made an election, through the filing of Form 1120-REIT for 2012, to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the Company’s short taxable year ended December 31, 2012. In order to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its shareholders, subject to certain adjustments and excluding any net capital gain. The Company intends to adhere to these requirements to qualify for REIT status, and assuming it does qualify for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s shareholders. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes.

Valuation of Deferred Tax Assets – The Company has approximately $1.6 million of deferred tax assets as of June 30, 2014. Management considered various factors, including tax planning strategies, future reversals of existing taxable temporary differences and future projected taxable income in determining that a valuation allowance for the deferred tax assets of $0.9 million is required, and the Company believes that it is more likely than not that it will be able to realize the $0.7 million of net deferred tax assets in the future. If a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

Income (loss) from Discontinued Operations—Income (loss) from discontinued operations is computed in accordance with ASC 205-20, Discontinued Operations, which requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real property that has been sold, or otherwise qualifies as held for sale, be classified as discontinued operations and segregated from the Company’s continuing operations in the condensed consolidated statements of operations.

Income (loss) per Common Share (Predecessor)—Basic income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted income (loss) per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. Series B convertible preferred shares were converted on May 13, 2013 in connection with the Merger (as defined below) and included in the weighted average common shares calculation for the applicable periods. There were no potential common shares with a dilutive effect during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

Income (loss) per Common Share (Successor)—Basic income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. There were no potential dilutive shares during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

New Accounting Pronouncements—In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the update, discontinued operations as defined as either 1) a component of an entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or 2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting update is effective for accounting periods beginning on or after December 15, 2016. Early application is not permitted. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

3. Merger

On May 14, 2013, the Company completed the acquisition of Apple Six, pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 (the “Merger Agreement”), by and between the Company, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into the Company (the “Merger”). As a result of the Merger, the Company acquired 100% of the controlling interest of Apple Six. Each issued and outstanding common share and related Series A preferred share of Apple Six were exchanged for (i) $9.20 in cash and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) of the Company with an initial liquidation preference of $1.90 per share. The Merger was funded by a net cash contribution of $214.9 million indirectly made by the Sponsor and its affiliates, Series A Preferred Stock with an aggregate initial liquidation preference of $184.4 million, and $775.0 million of debt. In connection with these activities, the Company incurred $6.3 million and $21.1 million in merger transaction costs for the three and six months ended June 30, 2013, respectively. The Predecessor incurred Merger transaction costs of $67.0 million and $67.6 million for the period from April 1, 2013 through May 13, 2013 and January 1, 2013 through May 13, 2013, respectively. All costs related to the Merger were expensed in the period in which they were incurred and are reflected in Merger transaction costs in the condensed consolidated statements of operations.

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

$1,077,065

Goodwill recognized is deductible for tax purposes.

4. Investment in Real Estate, net

Investment in real estate, net as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Land	$154,245	$153,968
Building and Improvements	794,842	793,900
Furniture, Fixtures and Equipment	28,448	25,408
Construction in Progress	11,702	2,097

	989,237	975,373
Less: Accumulated Depreciation	(29,593)	(16,359)

Investment in Real Estate, net	$959,644	$959,014

5. Deferred Financing Costs

Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the mortgage and mezzanine loan agreements entered into at the time of the Merger and further discussed in Note 6. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $1.4 million and $2.7 million for the three and six months ended June 30, 2014, respectively, and is included in interest expense in the condensed consolidated statements of operations.

6. Mortgages Payable and Mezzanine Loans

On May 14, 2013, in connection with the acquisition of Apple Six pursuant to the Merger Agreement, certain indirect, wholly-owned subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $600.0 million mortgage loan (the “Mortgage Loan”) from Citigroup Global Markets Realty Corp. and Bank of America, N.A. (collectively, the “Lenders”). The Mortgage Loan is secured by first-priority, cross-collateralized mortgage liens on 62 of the 63 properties owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Mortgage Borrowers with respect to the properties and a security interest in a cash management account.

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

The Loans contain various representations and warranties, as well as certain financial, operating and other covenants that will, among other things, limit the Company’s ability to:

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

The Company sold three hotels during the second quarter of 2014, as further discussed in Note 13. As part of the sales, the Company repaid $6.6 million of the Mortgage Loan and $1.9 million of the Mezzanine Loans.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance as of June 30, 2014 was $17.7 million and is included in mortgages payable in the condensed consolidated balance sheets. In addition, in conjunction with the Merger, Apple Six’s unsecured credit facility of $31.0 million was paid in full and extinguished and the mortgage loan of $5.6 million on the Hillsboro, Oregon Courtyard property was defeased. Interest expense, excluding deferred financing costs discussed in Note 5, was $8.4 million and $16.4 million for the three and six months ended June 30, 2014, respectively, and is included in interest expense, net in the condensed consolidated statements of operations.

Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of June 30, 2014 are as follows (in thousands):

	Mortgages Payable	Mezzanine Loans	Total
2014 (remaining months)	$202	$0	$202
2015	421	0	421
2016	591,829	172,488	764,317
2017	464	0	464
2018	487	0	487
Thereafter	15,641	0	15,641

Total	$609,044	$172,488	$781,532

In connection with the expected sale of the SpringHill Suites – Montgomery, Alabama in the third quarter of fiscal 2014, the Company expects to repay $2.1 million of the Mortgage Loan and $0.6 million of the Mezzanine Loans.

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

Determining estimated fair values of the Company’s financial instruments such as mortgages payable and mezzanine loans requires considerable judgment to interpret market data. The market assumptions and/or estimation methodologies used may have a material effect on estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts by which these instruments could be purchased, sold, or settled. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at
fair value on a recurring basis:
Interest rate caps	$46	$46	$465	$465
Financial assets not measured at fair value:
Cash and cash equivalents	$25,061	$25,061	$23,902	$23,902
Restricted cash	$36,868	$36,868	$39,179	$39,179
Due from third party managers, net	$4,324	$4,324	$4,841	$4,841
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$9,104	$9,104	$12,453	$12,453
Due to third party managers, net	$616	$616	$0	$0
Mortgages payable	$609,044	$608,163	$617,855	$616,425
Mezzanine loans	$172,488	$172,488	$175,000	$175,000
Mortgages payable and mezzanine loans related to assets of hotels held for sale	$2,660	$2,660	$0	$0

Interest rate caps—The Company acquired three interest rate cap agreements, as required by the terms of its Loans, considered to be derivative instruments. Each agreement caps the interest rate on its mortgages payable and mezzanine loans obtained in connection with the Merger. The Company did not designate the derivative as hedges for accounting purposes and, accordingly, accounts for the interest rate caps at fair value in the accompanying consolidated balance sheet in other assets with adjustments to fair value recorded in unrealized gain (loss) on derivatives in the condensed consolidated statements of operations. The interest rate caps were acquired at a cost of $431,210. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principals and reasonable estimates where applicable from a third party source. This is considered a Level 2 valuation technique.

Cash, cash equivalents and restricted cash—These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to the short-term nature of these assets. This is considered a Level 1 valuation technique.

Due from/to third party managers, accounts payable and accrued expenses—The carrying value of these financial instruments approximates their fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.

Mortgages payable and mezzanine loans—For the fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The fair value of the variable rate mortgage payable and mezzanine loans cannot be reasonably estimated because it is not readily determinable without undue cost.

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

On April 3, 2013, the motion to dismiss the consolidated complaint in the In re Apple REITs Litigation was granted in full with prejudice. On April 12, 2013, plaintiffs filed a notice of appeal in the Apple REIT class action litigation, appealing the decision to the United States Court of Appeals for the Second Circuit. On July 26, 2013, plaintiffs filed a brief in support of their appeal. On October 25, 2013, defendants filed a brief opposing plaintiffs’ appeal. On November 15, 2013, plaintiffs filed a reply brief in further support of their appeal. Oral argument on plaintiffs’ appeal was held on March 31, 2014.

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

After remand, on June 6, 2014, defendants filed a brief in support of their motion to dismiss. On July 9, 2014, plaintiffs filed an opposition brief. Defendants’ reply brief is scheduled to be filed on August 8, 2014.

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

Franchise Agreements—As of June 30, 2014, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) are operated under franchise agreements between the Company’s TRS and Marriott International, Inc. (“Marriott”) or Hilton Hotels Corporation (“Hilton”) or one of their respective affiliates. The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in Franchise fees in the consolidated statements of operations. Program fees, which include additional fees for marketing, are included in Sales and marketing expense, and central reservation system and other franchisor costs are included in Operating expense in the condensed consolidated statements of operations.

Management Agreements – As of June 30, 2014, each of the Company’s 63 hotels are operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Stonebridge Realty Advisors, Inc. (“Stonebridge”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), or Interstate Hotels & Resorts, Inc. (“Interstate”). In connection with the Merger, the five hotels previously managed by affiliates of Hilton Worldwide, Inc. and the one hotel previously managed by Newport Hospitality Group, Inc. were converted to management by Interstate on May 14, 2013. The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.5%—7.0%, as well as annual incentive fees, if applicable, and are included in Management fees in the condensed consolidated statements of operations. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels.

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

Ground Leases – As of June 30, 2014, four of the Company’s hotel properties had ground leases with remaining terms ranging from two to 20 years. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 20 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining three leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses totaled $0.1 million for each of the three and six months ended June 30, 2014, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to June 30, 2014 and thereafter are as follows (in thousands):

Amount
2014 (remaining months)	$131
2015	267
2016	209
2017	132
2018	99
Thereafter	479

Total	$1,317

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

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million from the date of the Merger Agreement (November 29, 2012). The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of June 30, 2014, the initial liquidation preference has not been adjusted.

On March 31, 2014, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on April 15, 2014 to shareholders of record on April 1, 2014. On June 18, 2014, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on July 15, 2014 to shareholders of record on July 1, 2014.

10. Shareholders’ Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At June 30, 2014 and December 31, 2013, there were 100 shares of common stock issued and outstanding.

On February 14, 2014, the Board of Directors of the Company declared a dividend for common stock of $50,000 per share, which was paid on February 19, 2014. On May 14, 2014, the Board of Directors of the Company declared a dividend for common stock of $90,000 per share, which was paid on May 16, 2014.

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

11. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three and six months ended June 30, 2014, the Company recorded $1.8 million and $0.8 million of income tax expense, respectively. Tax expense for the three and six months ended June 30, 2014 is comprised of federal taxes and state taxes.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor control Hilton Worldwide Holdings Inc., which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton Worldwide Holdings Inc. or its subsidiaries (“Hilton”), may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the debt financing arranged to complete the Merger. The Company incurred $4.0 million and $7.5 million of franchise fees, marketing fees, and other expenses in the three and six months ended June 30, 2014, respectively, payable to Hilton.

13. Hotels Held for Sale and Dispositions

Based on the performance, location and capital requirements, the Company committed to a plan to sell the four properties identified below:

•	Fairfield Inn—Birmingham, Alabama

•	SpringHill Suites—Montgomery, Alabama

•	Fairfield Inn—Orange Park, Florida

•	SpringHill Suites—Savannah, Georgia

Three of the hotels were sold during the second quarter of 2014 as summarized below (in thousands):

Hotel	Sale Date	Net Proceeds	Gain/(Loss)
Fairfield Inn—Orange Park, Florida	April 23, 2014	$3,015	($30)
Fairfield Inn—Birmingham, Alabama	May 8, 2014	1,587	301
SpringHill Suites—Savannah, Georgia	June 2, 2014	3,500	(190)

Total		$8,102	$81

The SpringHill Suites – Montgomery, Alabama is expected to be sold in the third quarter of 2014.

The results of operations for all four of these properties are classified as income from discontinued operations. The remaining unsold property has been classified in the consolidated financial statements as hotels held for sale of $1.5 million and is recorded at the anticipated sale proceeds less cost to sell at June 30, 2014. The estimated fair value is based on actual third party bids for the property and other third party information which is considered a Level 2 measurement under the FASB’s standard on Fair Value Measurements and Disclosures.

The following table sets forth the operating results from discontinued operations for the Successor and Predecessor periods (in thousands).

	Successor			Predecessor
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three and Six Months Ended June 30, 2013	Period from April 1 through May 13, 2013	Period from January 1 through May 13, 2013
Total revenue	$941	$2,225	$799	$683	$1,856
Hotel operating expenses	724	1,716	576	497	1,408
Taxes, insurance and other	29	132	29	45	168
General and administrative	23	58	0	0	0
Depreciation expense	0	0	42	84	262
Interest expense	181	301	0	0	0
Income tax expense	63	30	0	0	0
Gain from hotel dispositions	81	81	0	0	0

Income from discontinued operations	$2	$69	$152	$57	$18

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

Overview

Certain merger transaction costs incurred prior to May 14, 2013 by the Company are included in the Successor period, as that period represents the commencement of Successor operations. Prior to May 14, 2013, the Company had no revenues, and expenses were comprised solely of merger related costs. Information presented as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013, represents that of the Successor. Information for the periods from April 1, 2013 through May 13, 2013 and January 1, 2013 through May 13, 2013 is presented for the Predecessor operations.

The Company was formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. The Company intends to be treated as a REIT for federal income tax purposes. On May 14, 2013, the Company completed its previously announced acquisition of Apple Six pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 (the “Merger Agreement”), by and between the Company, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into the Company (the “Merger”). As of June 30, 2014, the Company owned 63 hotels located in 18 states with an aggregate of 7,426 rooms.

Hotel Operations

Along with the industry as a whole, we continue to experience improvements in both revenues and operating income as compared to the prior year. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations. We believe the remainder of 2014 will offer attractive growth for both the hotel industry and our Company because of the expected increased demand versus available supply. The Company sold three hotels during the second quarter of 2014, and is expected to sell one additional hotel in the third quarter of 2014. See Note 13 to the condensed consolidated financial statements.

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

The Company previously committed to a plan to sell the Birmingham, Alabama Fairfield Inn, Montgomery, Alabama SpringHill Suites, Orange Park, Florida Fairfield Inn, and Savannah, Georgia SpringHill Suites, as it was determined that these properties no longer fit the Company’s long-term strategic plan. The Birmingham, Alabama Fairfield Inn, Orange Park, Florida Fairfield Inn, and Savannah, Georgia SpringHill Suites were sold during the second quarter, and the sale of the Montgomery, Alabama SpringHill Suites is expected to close next quarter. The results of these properties have been included in discontinued operations and are not included in the summary below. The following is a summary of the Company’s results from continuing operations:

	Successor				Predecessor
(in thousands, except statistical data)	Three Months Ended June 30, 2014	Percent of Revenue	Three Months Ended June 30, 2013	Percent of Revenue	Period from April 1 through May 13, 2013	Percent of Revenue
Total hotel revenue	$73,333	100%	$37,561	100%	$31,168	100%
Hotel operating expenses	39,491	54%	19,816	53%	17,773	57%
Taxes, insurance and other expense	3,541	5%	1,967	5%	1,357	4%
General and administrative expense	827	1%	890	2%	1,223	4%
Merger transaction costs	0		6,255		66,962
Depreciation	6,662		3,320		3,425
Interest expense, net	9,713		5,286		926
Unrealized loss (gain) on derivatives	223		(439)		0
Income tax expense	1,749		1,475		45
Number of hotels	62		62		62
ADR	$127		$123		$118
Occupancy	81%		81%		77%
RevPAR	$102		$100		$92
RevPAR Index (1)	119		118		120
Total rooms sold (2)	540,133		285,870		244,493
Total rooms available (3)	668,577		352,656		315,921

	Successor				Predecessor
(in thousands, except statistical data)	Six Months Ended June 30, 2014	Percent of Revenue	Six Months Ended June 30, 2013	Percent of Revenue	Period from January 1 through May 13, 2013	Percent of Revenue
Total hotel revenue	$134,820	100%	$37,561	100%	$88,275	100%
Hotel operating expenses	74,970	56%	19,816	53%	51,728	59%
Taxes, insurance and other expense	6,891	5%	1,967	5%	4,457	5%
General and administrative expense	1,765	1%	890	2%	2,828	3%
Merger transaction costs	0		21,143		67,633
Depreciation	13,234		3,320		10,651
Interest expense, net	19,030		5,286		1,439
Unrealized loss (gain) on derivatives	419		(439)		0
Income tax expense	814		1,475		140
Number of hotels	62		62		62
ADR	$123		$123		$116
Occupancy	77%		81%		73%
RevPAR	$94		$100		$84
RevPAR Index (1)	120		118		121
Total rooms sold (2)	1,017,910		285,870		709,621
Total rooms available (3)	1,329,807		352,656		978,777

(1)	Calculated from data provided by Smith Travel Research, Inc.®
(2)	Represents the number of room nights sold during the period.
(3)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Hotels Owned

The following table summarizes the location, brand, manager and number of rooms for each of the 63 hotels the Company owned at June 30, 2014, all of which were acquired on May 14, 2013 in connection with the Merger described in Note 3 of the condensed consolidated financial statements.

City	State	Name	Manager	Rooms
Dothan	Alabama	Courtyard	LBA	78
Dothan	Alabama	Hampton Inn & Suites	LBA	85
Huntsville	Alabama	Fairfield Inn	LBA	79
Huntsville	Alabama	Residence Inn	LBA	78
Montgomery	Alabama	SpringHill Suites	LBA	79
Tuscaloosa	Alabama	Courtyard	LBA	78
Tuscaloosa	Alabama	Fairfield Inn	LBA	63
Anchorage	Alaska	Hampton Inn	Stonebridge	101
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	125
Anchorage	Alaska	Homewood Suites	Stonebridge	122
Phoenix	Arizona	Hampton Inn	Stonebridge	99
Arcadia	California	Hilton Garden Inn	Stonebridge	124
Arcadia	California	SpringHill Suites	Stonebridge	86
Bakersfield	California	Hilton Garden Inn	Interstate	120
Folsom	California	Hilton Garden Inn	Inn Ventures	100
Foothill Ranch	California	Hampton Inn	Stonebridge	84
Lake Forest	California	Hilton Garden Inn	Stonebridge	103
Milpitas	California	Hilton Garden Inn	Inn Ventures	161
Roseville	California	Hilton Garden Inn	Inn Ventures	131
San Francisco	California	Hilton Garden Inn	White	169
Boulder	Colorado	Marriott	White	157
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	133
Lakewood	Colorado	Hampton Inn	Stonebridge	170
Farmington	Connecticut	Courtyard	White	119
Rocky Hill	Connecticut	Residence Inn	White	96
Wallingford	Connecticut	Homewood Suites	White	104
Clearwater	Florida	SpringHill Suites	LBA	79
Lake Mary	Florida	Courtyard	LBA	83
Lakeland	Florida	Residence Inn	LBA	78
Panama City	Florida	Courtyard	LBA	84
Pensacola	Florida	Courtyard	LBA	90
Pensacola	Florida	Fairfield Inn	LBA	63
Pensacola	Florida	Hampton Inn & Suites	LBA	85
Tallahassee	Florida	Hilton Garden Inn	Interstate	99
Albany	Georgia	Courtyard	LBA	84
Columbus	Georgia	Residence Inn	LBA	78
Valdosta	Georgia	Courtyard	LBA	84
Mt. Olive	New Jersey	Residence Inn	White	123
Somerset	New Jersey	Homewood Suites	White	123
Saratoga Springs	New York	Hilton Garden Inn	White	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	Interstate	147
Hillsboro	Oregon	Courtyard	Inn Ventures	155
Hillsboro	Oregon	Residence Inn	Inn Ventures	122
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	136
Portland	Oregon	Residence Inn	Inn Ventures	258
Pittsburgh	Pennsylvania	Residence Inn	White	156
Myrtle Beach	South Carolina	Courtyard	Marriott	135
Nashville	Tennessee	Homewood Suites	Interstate	121
Arlington	Texas	SpringHill Suites	Western	121
Arlington	Texas	TownePlace Suites	Western	94
Dallas	Texas	SpringHill Suites	Western	148
Fort Worth	Texas	Homewood Suites	Interstate	137

Fort Worth	Texas	Residence Inn	Western	149
Fort Worth	Texas	SpringHill Suites	Marriott	145
Laredo	Texas	Homewood Suites	Western	105
Laredo	Texas	Residence Inn	Western	109
Las Colinas	Texas	TownePlace Suites	Western	135
McAllen	Texas	Hilton Garden Inn	Western	104
Fredericksburg	Virginia	Hilton Garden Inn	Interstate	148
Kent	Washington	TownePlace Suites	Inn Ventures	152
Mukilteo	Washington	TownePlace Suites	Inn Ventures	128
Redmond	Washington	Marriott	Marriott	262
Renton	Washington	Hilton Garden Inn	Inn Ventures	150

				7,426

Results of Operations

As of June 30, 2014, the Company owned 63 hotels located in 18 states with an aggregate of 7,426 rooms. Hotel performance is impacted by many factors, including the economic conditions in the areas we operate as well as the United States, generally. Although hampered by uncertainty regarding government spending, economic indicators in the United States have shown evidence of an economic recovery, which is currently having a positive impact on the lodging industry, including the Company. As a result, the Company’s revenue and operating income improved in the three and six months ended June 30, 2014 compared to the comparable periods in 2013, and the Company expects continued improvement in revenue and operating income during the remainder of the year.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended June 30, 2014, the Company had total hotel revenue from continuing operations of $73.3 million, compared to $37.6 million and $31.2 million for the periods from May 14, 2013 through June 30, 2013 and April 1, 2013 through May 13, 2013, respectively. For the six months ended June 30, 2014, total hotel revenue from continuing operations was $134.8 million, compared to $37.6 million and $88.3 million for the periods from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively. For the three months ended June 30, 2014, the hotels achieved average occupancy of 81%, ADR of $127 and RevPAR of $103, compared to occupancy of 81% and 77%, ADR of $123 and $118 and RevPAR of $100 and $92 for the period from May 14, 2013 through June 30, 2013 and April 1, 2013 through May 13, 2013, respectively. For the six months ended June 30, 2014, the hotels achieved average occupancy of 77%, ADR of $123 and RevPAR of $95, compared to occupancy of 81% and 73%, ADR of $123 and $116 and RevPAR of $100 and $84 for the period from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively. ADR is calculated as room revenue divided by number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Increases in demand and continued room rate improvements led to the improved results in the current year compared to 2013. Our hotels continue to be leaders in their respective markets, with higher occupancy percentage and ADR compared to our competitors.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended June 30, 2014, hotel operating expenses from continuing operations totaled $39.5 million, representing 54% of total hotel revenue. This compares to hotel operating expenses of $19.8 million and $17.8 million, representing 53% and 57% of total hotel revenue for the periods from May 14, 2013 through June 30, 2013 and April 1, 2013 through May 13, 2013, respectively. For the six months ended June 30, 2014, hotel operating expenses from continuing operations totaled $75.0 million, representing 53% of total hotel revenue. This compares to hotel operating expenses of $19.8 million and $51.7 million, representing 53% and 59% of total hotel revenue for the periods from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively. Results for the three and six months ended June 30, 2014 reflect the impact of the increases in revenues and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and expects to continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses from continuing operations for the three months ended June 30, 2014 were $3.5 million, or 5% of total hotel revenue. This compares to taxes, insurance, and other operating expenses from continuing operations of $2.0 million and $1.4 million, or 5% and 4% of total hotel revenue for the periods from May 14, 2013 through June 30, 2013 and April 1, 2013 through May 13, 2013, respectively. Taxes, insurance, and other expenses from continuing operations for the six months ended June 30, 2014 were $6.9 million, or 5% of total hotel revenue. This compares to taxes, insurance, and other operating expenses from continuing operations of $2.0 million and $4.5 million, or 5% and 5% of total hotel revenue for the periods from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively. Property taxes have continued to increase in 2014 as the economy has continued to improve and localities reassessed property values accordingly. Also, 2014 insurance rates have increased modestly, largely because of overall insurance industry losses following world-wide catastrophic acts of mother nature.

General and administrative expense from continuing operations for the three months ended June 30, 2014 was $0.8 million, or 1% of total hotel revenue. This compares to general and administrative expense from continuing operations of $0.9 million and $1.2 million, or 2% and 4% of total hotel revenue for the periods from May 14, 2013 through June 30, 2013 and April 1, 2013 through May 13, 2013, respectively. General and administrative expense from continuing operations for the six months ended June 30, 2014 was $1.8 million, or 1% of total hotel revenue. This compares to general and administrative expense from continuing operations of $0.9 million and $2.8 million, or 2% and 3% of total hotel revenue for the periods from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees, and reporting expenses. Legal fees primarily relate to legacy matters of the Predecessor and its litigation cost sharing agreement with the other Apple REITs. See Part II, Item 1 Legal Proceedings for further details. General and administrative expense has trended downward since the Merger due to lower overhead costs for the Successor as compared to the Predecessor.

Merger transaction costs were $0 for the three months ended June 30, 2014. This compares to merger transaction costs of $6.3 million and $67.0 million for the three month Successor period ended June 30, 2013 and the Predecessor period April 1, 2013 through May 13, 2013, respectively. Merger transaction costs were $0 for the six months ended June 30, 2014. This compares to merger transaction costs of $21.1 million and $67.6 million for the six month Successor period ended June 30, 2013 and the Predecessor period January 1, 2013 through May 13, 2013, respectively. Costs incurred during 2013 were in connection with the Merger discussed herein, and comprised primarily of legal and other professional services fees.

Depreciation expense from continuing operations for the three months ended June 30, 2014 was $6.7 million. This compares to depreciation expense from continuing operations of $3.3 million and $3.4 million for the periods from May 14, 2013 through June 30, 2013 and April 1, 2013 through May 13, 2013, respectively. Depreciation expense from continuing operations for the six months ended June 30, 2014 was $13.2 million. This compares to depreciation expense from continuing operations of $3.3 million and $10.7 million for the periods from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively. The 2014 expense is lower due to a higher percentage of investment in real estate allocated to building post-Merger compared to 2013, resulting in depreciation expense being spread over a longer period of time.

Interest expense, net for the three months ended June 30, 2014 was $9.7 million. This compares to interest expense, net of $5.3 million and $0.9 million for the periods from May 14, 2013 through June 30, 2013 and April 1, 2013 through May 13, 2013, respectively. Interest expense, net for the six months ended June 30, 2014 was $19.0 million. This compares to interest expense, net of $5.3 million and $1.4 million for the periods from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively. Interest expense increased due to the mortgage and mezzanine loans obtained in connection with the Merger, partly offset by the payoff of the line of credit and the mortgage payable on the Hillsboro Courtyard. As of June 30, 2014, the Company had total debt outstanding of $784.2 million compared to $793.0 million at June 30, 2013. The Company capitalized interest of approximately $0 for the six months ended June 30, 2014 compared to $0 and $0.2 million for the period from May 14, 2013 through June 30, 2013 and January 1, 2013 through May 13, 2013, respectively, in conjunction with hotel renovations.

Liquidity and Capital Resources

Operating cash flow from the properties owned is the Company’s principal source of liquidity. The Company anticipates that cash flow from operations will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, and dividends on the 7% Series A Cumulative Redeemable Preferred Shares.

To qualify as a REIT, the Company is required to distribute at least 90% of its ordinary income. Prior to the execution of the Merger Agreement, distributions were paid by the Predecessor at a monthly rate of $0.066 per common share. No distributions were made by the Predecessor in the period from January 1, 2013 through May 13, 2013 per the terms of the Merger Agreement.

On January 15, 2014, the Company paid a dividend for the Series A Preferred Stock of $0.0333 per share to shareholders of record on January 1, 2014. On April 15, 2014, the Company paid a dividend for the Series A Preferred Stock of $0.0333 per share to shareholders of record on April 1, 2014. On July 15, 2014, the Company paid a dividend for the Series A Preferred Stock of $0.0333 per share to shareholders of record on July 1, 2014.

On February 19, 2014, the Company paid a dividend for the common stock of $50,000 per share. On May 16, 2014, the Company paid a dividend for the common stock of $90,000 per share.

In connection with the expected sale of the SpringHill Suites – Montgomery, Alabama in the third quarter of fiscal 2014, the Company expects to repay $2.1 million of the Mortgage Loan and $0.6 million of the Mezzanine Loans.

The Company has ongoing capital commitments to fund its capital improvements. The Company is required, under all of the hotel franchise agreements and under its loan agreements, to make available for the repair, replacement and refurbishing of furniture, fixtures, and equipment a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. Pursuant to the loan agreement described in Note 6 to the condensed consolidated financial statements, at closing the Company was required to deposit $15.0 million into a restricted cash account to fund required capital improvements. In addition, for a thirty-six month period thereafter, the Company must deposit in a lender escrow an amount equal to the sum of: (i) $0.4 million and (ii) 4% of total revenue, excluding revenue from the Marriott managed hotels. These funds can then be used for capital enhancements to the properties. Based on current projections of revenue for the remainder of 2014, the total funds reserved and/or expected to be used for capital expenditures for 2014 is approximately $30.0 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Apple Six was party to certain legal matters at the time of its acquisition by the Company. Following completion of its acquisition of Apple Six, the Company as the surviving corporation in the Merger, became involved in these legacy matters. The initial liquidation preference of $1.90 per share of Series A Preferred Stock is subject to downward adjustment should net costs and payments relating to certain litigation and regulatory legacy matters exceed $3.5 million, including the litigation and the SEC investigation described in note 8 of the Notes to the Condensed Consolidated Financial Statements. As of June 30, 2014, the initial liquidation preference has not been adjusted. The information regarding these legacy matters can be found under “Commitments and Contingencies” in note 8 of the notes to the Condensed Consolidated Financial Statements contained in this quarterly report and is incorporated by reference into this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of the Company’s Sponsor, by Travelport Limited, which may be considered the Company’s affiliate.

Item 6. Exhibits

Exhibit Number	Description of Documents

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Section 13(r) Disclosure. *

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. **

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: August 8, 2014	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President
and Managing Director
(Principal Financial Officer and Principal Accounting Officer)