Form 10-Q
period 2014-09-30
BRE Select Hotels Corp
filed 2014-11-12
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at November 1, 2014

BRE SELECT HOTELS CORP

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets – September 30, 2014 (Unaudited) and December 31, 2013	3
	Condensed Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended September 30, 2014 and 2013 (Successor) and Period from January 1, 2013 through May 13, 2013 (Predecessor)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2014 and 2013 (Successor) and Period from January 1, 2013 through May 13, 2013 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

Signatures		26

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $36,353 and $16,359, respectively	$962,174	$959,014
Hotels held for sale	0	9,485
Cash and cash equivalents	29,772	23,902
Restricted cash	35,064	39,179
Due from third party managers, net	5,553	4,841
Prepaid expenses	2,715	2,352
Deferred financing costs, net	8,479	12,575
Goodwill	126,377	126,377
Other assets	1,569	3,858

TOTAL ASSETS	$1,171,703	$1,181,583

LIABILITIES
Accounts payable and accrued expenses	$15,385	$12,453
Due to third party managers, net	374	0
Mortgages payable	608,945	617,855
Mezzanine loans	172,488	175,000

TOTAL LIABILITIES	797,192	805,308

Commitments and contingencies (Note 8)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 per share initial liquidation preference; 120,000,000 shares authorized, 97,032,848 shares issued and outstanding at both September 30, 2014 and December 31, 2013	183,825	183,825

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding at both September 30, 2014 and December 31, 2013	0	0
Common stock, $0.01 par value; 100,000 shares authorized, 100 shares issued and outstanding at both September 30, 2014 and December 31, 2013	0	0

Additional paid-in capital	159,757	192,450
Retained earnings	30,929	0

TOTAL SHAREHOLDERS’ EQUITY	190,686	192,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,171,703	$1,181,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Successor				Predecessor
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Period from January 1 through May 13, 2013
REVENUE
Room revenue	$74,614	$200,260	$69,451	$104,681	$82,063
Other revenue	4,598	13,772	4,324	6,655	6,212
Reimbursed expenses	0	0	0	0	2,838

Total revenue	79,212	214,032	73,775	111,336	91,113

EXPENSES
Operating expense	17,802	50,209	17,008	25,462	23,167
Hotel administrative expense	5,747	16,730	5,700	8,604	7,159
Sales and marketing	5,757	15,958	5,474	8,302	7,407
Utilities	2,923	7,638	2,792	4,028	3,188
Repair and maintenance	2,712	8,084	2,734	4,184	4,081
Franchise fees	3,682	9,936	3,478	5,206	3,716
Management fees	2,888	7,927	2,443	3,659	3,010
Taxes, insurance and other	3,546	10,436	3,292	5,258	4,457
General and administrative	777	2,542	832	1,721	2,828
Merger transaction costs	0	0	320	21,463	67,633
Reimbursed expenses	0	0	0	0	2,838
Depreciation expense	6,760	19,994	6,534	9,854	10,651

Total expenses	52,594	149,454	50,607	97,741	140,135

Operating income (loss)	26,618	64,578	23,168	13,595	(49,022)

Interest expense, net	(9,666)	(28,696)	(9,621)	(14,908)	(1,439)
Unrealized gain (loss) on derivatives	22	(397)	(208)	231	0

Income (loss) from continuing operations before income tax expense	16,974	35,485	13,339	(1,082)	(50,461)

Income tax expense	(3,649)	(4,463)	(1,964)	(3,420)	(140)

Income (loss) from continuing operations	13,325	31,022	11,375	(4,502)	(50,601)

(Loss) income from discontinued operations, net of tax	(162)	(93)	(455)	(322)	18

Net income (loss)	13,163	30,929	10,920	(4,824)	(50,583)

Series A Preferred Stock dividends declared	(3,231)	(9,693)	(3,231)	(6,139)	0

Net income (loss) available for common stockholders	$9,932	$21,236	$7,689	($10,963)	($50,583)

Basic and diluted net income (loss) per common share

From continuing operations, after Series A Preferred Stock dividends	$100,940.00	$213,290.00	$81,440.00	($106,410.00)	($0.55)
From discontinued operations	(1,620.00)	(930.00)	(4,550.00)	(3,220.00)	0.00

Total basic and diluted net income (loss) per common share available to common stockholders	$99,320.00	$212,360.00	$76,890.00	($109,630.00)	($0.55)

Dividends per common share	$9,000	$23,000	$4,100	$4,100	$0

Weighted average common shares outstanding - basic and diluted	100	100	100	100	91,270,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Period from January 1 through May 13, 2013
Cash flows from operating activities:
Net income (loss)	$30,929	($4,824)	($50,583)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	19,994	9,895	10,912
Estimated selling costs on hotels held for sale	0	435	0
Loss on sale of hotels held for sale	150	0	0
Fair value adjustment of interest rate cap	397	(231)	0
Amortization of deferred financing costs	4,096	1,986	93
Other non-cash expenses, net	(22)	(11)	2
Changes in operating assets and liabilities:
Increase in cash restricted for operating expenses	(3,279)	(3,792)	0
(Increase) decrease in due to/from third party managers, net	(338)	4,718	(1,001)
Decrease (increase) in prepaid expenses and other assets	1,176	(5,058)	(313)
Increase (decrease) in accounts payable and accrued expenses	3,188	6,446	(1,301)

Net cash provided by (used in) operating activities	56,291	9,564	(42,191)

Cash flows from investing activities:
Capital improvements, net	(23,433)	(727)	(7,735)
Proceeds from sale of hotels held for sale, net	9,380	0	5,866
Property insurance proceeds	353	0	0
Cash paid for business acquisition, net of cash acquired	0	(881,652)	0
Net decrease (increase) in cash restricted for property improvements	7,394	(27,689)	113

Net cash used in investing activities	(6,306)	(910,068)	(1,756)

Cash flows from financing activities:
Net payments on credit facility	0	(30,970)	(3,500)

Net proceeds from borrowings on mortgage payable and mezzanine loans	0	775,000	0
Payments of mortgage debt	(8,910)	(125)	(5,869)
Payments of mezzanine debt	(2,512)	0	0
Financing fees	0	(15,884)	0
Conversion of Series B convertible preferred stock	0	0	64,367
Net capital contribution from Sponsor	0	214,880	0
Merger costs related to issuance of Series A Preferred Stock	0	(1,223)	0
Dividends paid to Series A Preferred shareholders	(9,693)	(2,222)	0
Dividends paid to common shareholders	(23,000)	(4,100)	0

Net cash (used in) provided by financing activities	(44,115)	935,356	54,998

Net increase in cash and cash equivalents	5,870	34,852	11,051

Cash and cash equivalents, beginning of period	23,902	0	0

Cash and cash equivalents, end of period	$29,772	$34,852	$11,051

Supplemental Cash Flow Information including Non-Cash Activities:
Interest paid	$25,066	$11,721	$933
Taxes paid	$945	$1,247	$367
Accrued capital improvements	$2,007	$0	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (“Sponsor”). The acquisition of Apple Six was completed on May 14, 2013 (“Acquisition Date”). As of September 30, 2014, the Company owned 62 hotels located in 18 states with an aggregate of 7,347 rooms.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2014. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Due from Third Party Manager, net - Due from third party managers, net, represents the net working capital advanced to and held by the hotel management companies for operation of the hotels.

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

Impairment of Investment in Real Estate - The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly recoverability analysis to assist with its evaluation of impairment indicators. The analysis compares each property’s current year actual and forecasted occupancy and revenue per available room (“RevPAR”) compared to the prior year. No triggering events have occurred to indicate the asset carrying values will not be recoverable as of September 30, 2014. If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and in such instances an impairment loss would be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

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

Revenue Recognition - Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.

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

Valuation of Deferred Tax Assets - The Company has approximately $1.7 million of deferred tax assets as of September 30, 2014. Management considered various factors, including tax planning strategies, future reversals of existing taxable temporary differences and future projected taxable income in determining that a valuation allowance for the deferred tax assets of $1.0 million is required at September 30, 2014, and the Company believes that it is more likely than not that it will be able to realize the $0.7 million of net deferred tax assets in the future. If a determination is made that all, or a portion, of the remaining net deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

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

Income (loss) per Common Share (Successor) - Basic income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period, after giving effect to the Series A Preferred Stock dividends declared during the period. There were no potential dilutive shares during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

New Accounting Pronouncements - In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the update, discontinued operations as defined as either 1) a component of an entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or 2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate this it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to apply the provisions of ASU 2014-15 for accounting periods beginning after December 15, 2016. The Company does not expect the new standard to impact its condensed combined financial statements or require further disclosure.

3. Merger

On May 14, 2013, the Company completed the acquisition of Apple Six, pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 (the “Merger Agreement”), by and between the Company, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into the Company (the “Merger”). As a result of the Merger, the Company acquired 100% of the controlling interest of Apple Six. Each issued and outstanding common share and related Series A preferred share of Apple Six were exchanged for (i) $9.20 in cash and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) of the Company with an initial liquidation preference of $1.90 per share. The Merger was funded by a net cash contribution of $214.9 million indirectly made by the Sponsor and its affiliates, Series A Preferred Stock with an aggregate initial liquidation preference of $184.4 million, and $775.0 million of debt. In connection with these activities, the Company incurred $0.3 million and $21.5 million in merger transaction costs for the three and nine months ended September 30, 2013, respectively, and the Predecessor incurred Merger transaction costs of $67.6 million for the period from January 1, 2013 through May 13, 2013. All costs related to the Merger were expensed in the period in which they were incurred and are reflected in Merger transaction costs in the condensed consolidated statements of operations.

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

$1,077,065

Goodwill recognized is deductible for tax purposes.

4. Investment in Real Estate, net

Investment in real estate, net as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$154,303	$153,968
Building and Improvements	795,920	793,900
Furniture, Fixtures and Equipment	29,158	25,408
Construction in Progress	19,146	2,097

	998,527	975,373
Less: Accumulated Depreciation	(36,353)	(16,359)

Investment in Real Estate, net	$962,174	$959,014

5. Deferred Financing Costs

Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the mortgage and mezzanine loan agreements entered into at the time of the Merger and further discussed in Note 6. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $1.4 million and $4.1 million for the three and nine months ended September 30, 2014, respectively, and is included in interest expense in the condensed consolidated statements of operations.

6. Mortgages Payable and Mezzanine Loans

On May 14, 2013, in connection with the acquisition of Apple Six pursuant to the Merger Agreement, certain indirect, wholly-owned subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $600.0 million mortgage loan (the “Mortgage Loan”) from Citigroup Global Markets Realty Corp. and Bank of America, N.A. (collectively, the “Lenders”). The Mortgage Loan is secured by first-priority, cross-collateralized mortgage liens on 61 of the 62 properties owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Mortgage Borrowers with respect to the properties and a security interest in a cash management account.

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

The initial interest rate of the Mortgage Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of approximately 3.34%. By amendments executed on July 8, 2013 and July 22, 2013, respectively, the Mortgage Borrowers and the Lenders assigned the principal balance of the Mortgage Loan among each of the six components of the Mortgage Loan and the Mortgage Borrowers and the Lenders assigned each of the six components of the Mortgage Loan with varying floating interest rates with an initial collective weighted average interest rate equal to LIBOR plus a margin of approximately 3.34%. The initial interest rate of the Mezzanine A Loan is equal to the one-month LIBOR plus a margin rate of 5.75%. The initial interest rate of the Mezzanine B Loan is equal to the one-month LIBOR plus a margin rate of 6.95%. The Loans are scheduled to mature on May 9, 2016, with an option for the Borrowers to extend the initial term for two one-year extension terms, subject to certain conditions. In the event the Borrowers exercise the second one-year extension option, there will be a one-time increase in the applicable interest rate by 25 basis points for the last one-year extension period. The Loans are not subject to any mandatory amortization. The Company’s effective interest rate for the Loans was 4.15% for the three and nine months ended September 30, 2014.

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

The Company sold three hotels during the second quarter of 2014 and one hotel during the third quarter of 2014, as further discussed in Note 13. As part of the sales, the Company repaid $8.6 million of the Mortgage Loan and $2.5 million of the Mezzanine Loans.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The Company repaid $0.3 million of principal during the nine months ended September 30, 2014, and the outstanding principal balance as of September 30, 2014 was $17.6 million and is included in mortgages payable in the condensed consolidated balance sheets. In addition, in conjunction with the Merger, Apple Six’s unsecured credit facility of $31.0 million was paid in full and extinguished and the mortgage loan of $5.6 million on the Hillsboro, Oregon Courtyard property was defeased. Interest expense, excluding deferred financing costs discussed in Note 5, was $8.3 million and $24.7 million for the three and nine months ended September 30, 2014, respectively, and is included in interest expense, net in the condensed consolidated statements of operations.

Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of September 30, 2014 are as follows (in thousands):

	Mortgages Payable	Mezzanine Loans	Total
2014 (remaining months)	$103	$0	$103
2015	421	0	421
2016	591,829	172,488	764,317
2017	464	0	464
2018	487	0	487
Thereafter	15,641	0	15,641

Total	$608,945	$172,488	$781,433

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

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:
Interest rate caps	$68	$68	$465	$465

Financial assets not measured at fair value:
Cash and cash equivalents	$29,772	$29,772	$23,902	$23,902
Restricted cash	$35,064	$35,064	$39,179	$39,179
Due from third party managers, net	$5,553	$5,553	$4,841	$4,841

Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$15,385	$15,385	$12,453	$12,453
Due to third party managers, net	$374	$374	$0	$0
Mortgages payable	$608,945	$608,069	$617,855	$616,425
Mezzanine loans	$172,488	$172,488	$175,000	$175,000

Interest rate caps - The Company acquired three interest rate cap agreements, as required by the terms of its Loans, considered to be derivative financial instruments. Each agreement caps the interest rate on its mortgages payable and mezzanine loans obtained in connection with the Merger. The Company did not designate the derivative as hedges for accounting purposes and, accordingly, accounts for the interest rate caps at fair value in the accompanying consolidated balance sheet in other assets with adjustments to fair value recorded in unrealized gain (loss) on derivatives in the condensed consolidated statements of operations. The interest rate caps were acquired at a cost of $431,210. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principals and reasonable estimates where applicable from a third party source. This is considered a Level 2 valuation technique.

Cash, cash equivalents and restricted cash - These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to the short-term nature of these assets. This is considered a Level 1 valuation technique.

Due from/to third party managers, accounts payable and accrued expenses - The carrying value of these financial instruments approximates their fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.

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

The following is a description of the class action litigation:

On December 13, 2011, the United States District Court for the Eastern District of New York (the “District Court”) ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. Apple Six was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc. et al. class action lawsuit, which was filed on June 20, 2011.

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

On April 23, 2014, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) entered a summary order in the In re Apple REITs Litigation. In the summary order, the Second Circuit affirmed the dismissal by the District Court of the federal securities claims and state securities law claims and affirmed the dismissal of the unjust enrichment claim. However, the Second Circuit vacated the District Court’s dismissal of the plaintiffs’ state law breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, and negligence claims and remanded for further proceedings.

After remand, on June 6, 2014, defendants filed a brief in support of their motion to dismiss. On July 9, 2014, plaintiffs filed an opposition brief. Defendants’ reply brief was filed on August 8, 2014.

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

Franchise Agreements - As of September 30, 2014, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) are operated under franchise agreements between the Company’s TRS and Marriott International, Inc. (“Marriott”) or Hilton Hotels Corporation (“Hilton”) or one of their respective affiliates. The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in Franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in Sales and marketing expense, and central reservation system and other franchisor costs are included in Operating expense in the condensed consolidated statements of operations.

Management Agreements - As of September 30, 2014, each of the Company’s 62 hotels are operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Stonebridge Realty Advisors, Inc. (“Stonebridge”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), or Interstate Hotels & Resorts, Inc. (“Interstate”). In connection with the Merger, the five hotels previously managed by affiliates of Hilton Worldwide, Inc. and the one hotel previously managed by Newport Hospitality Group, Inc. were converted to management by Interstate on May 14, 2013. The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.5% - 7.0%, as well as annual incentive fees, if applicable, and are included in Management fees in the condensed consolidated statements of operations. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels.

TRS Lease Agreements - The Company’s lease agreements are intercompany agreements between the TRS lessees and our property-owning subsidiaries. These agreements generally contain terms which are customary for third-party lease agreements, including terms for rent payments and other expenses. All related rental income and expense related to the TRS lease agreements net to zero and have no impact on the condensed consolidated financial statements.

Ground Leases – As of September 30, 2014, four of the Company’s hotel properties had ground leases with remaining terms ranging from two to 20 years. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 20 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining three leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses totaled $0.1 million and $0.2 million for each of the three and nine months ended September 30, 2014, respectively, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to September 30, 2014 and thereafter are as follows (in thousands):

Amount
2014 (remaining months)	$66
2015	267
2016	209
2017	132
2018	99
Thereafter	479

Total	$1,252

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

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million from the date of the Merger Agreement (November 29, 2012). The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of September 30, 2014, the initial liquidation preference has not been adjusted.

On March 31, 2014, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on April 15, 2014 to shareholders of record on April 1, 2014. On June 18, 2014, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on July 15, 2014 to shareholders of record on July 1, 2014. On September 15, 2014, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on October 15, 2014 to shareholders of record on October 1, 2014. Refer to the Condensed Consolidated Statements of Cash Flows for dividends paid to Series A Preferred shareholders for the nine months ended September 30, 2014.

10. Shareholders’ Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At September 30, 2014 and December 31, 2013, there were 100 shares of common stock issued and outstanding.

On February 14, 2014, the Board of Directors of the Company declared a dividend for common stock of $50,000 per share, which was paid on February 19, 2014. On May 14, 2014, the Board of Directors of the Company declared a dividend for common stock of $90,000 per share, which was paid on May 16, 2014. On August 11, 2014, the Board of Directors of the Company declared a dividend for common stock of $90,000 per share, which was paid on August 15, 2014. Refer to the Condensed Consolidated Statements of Cash Flows for dividends paid to common shareholders for the nine months ended September 30, 2014.

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

11. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three and nine months ended September 30, 2014, the Company recorded $3.6 million and $4.5 million of income tax expense, respectively. Tax expense for the three and nine months ended September 30, 2014 is comprised of federal and state income taxes.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor control Hilton Worldwide Holdings Inc., which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton Worldwide Holdings Inc. or its subsidiaries (“Hilton”), may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the debt financing arranged to complete the Merger. The Company incurred $5.0 million and $12.9 million of franchise fees, marketing fees, and other expenses in the three and nine months ended September 30, 2014, respectively, payable to Hilton.

13. Hotels Held for Sale and Dispositions

Based on the performance, location and capital requirements, the Company committed to a plan to sell the four properties identified below:

•	Fairfield Inn - Birmingham, Alabama

•	SpringHill Suites - Montgomery, Alabama

•	Fairfield Inn - Orange Park, Florida

•	SpringHill Suites - Savannah, Georgia

All four of the hotels were sold during the second and third quarter of 2014 as summarized below (in thousands):

Hotel	Sale Date	Net Proceeds	Gain/(Loss)
Fairfield Inn - Orange Park, Florida	April 23, 2014	$2,978	($67)
Fairfield Inn - Birmingham, Alabama	May 8, 2014	1,509	223
SpringHill Suites - Savannah, Georgia	June 2, 2014	3,405	(285)
SpringHill Suites - Montgomery, Alabama	September 4, 2014	1,488	(21)

Total		$9,380	($150)

The results of operations for all four of these properties are classified as income from discontinued operations.

The following table sets forth the operating results from discontinued operations for the Successor and Predecessor periods (in thousands).

	Successor				Predecessor
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Period from January 1 through May 13, 2013
Total revenue	$254	$2,479	$1,313	$2,112	$1,856
Hotel operating expenses	220	1,936	1,048	1,598	1,408
Taxes, insurance and other	23	155	54	83	168
General and administrative	9	67	39	65	0
Depreciation expense	0	0	0	42	262
Interest expense	27	328	192	192	0
Income tax (benefit) expense	(94)	(64)	0	19	0
Estimated selling costs	0	0	435	435
Gain (loss) from hotel dispositions	(231)	(150)	0	0	0

(Loss) income from discontinued operations	($162)	($93)	($455)	($322)	$18

The Company allocates interest expense to discontinued operations and has included such interest expense in computing income (loss) from discontinued operations. Interest expense was allocated by taking the loan release amounts for the discontinued operations, as a percentage of the total outstanding principal, multiplied by the interest expense for the period.

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

Overview

Certain merger transaction costs incurred prior to May 14, 2013 by the Company are included in the Successor period, as that period represents the commencement of Successor operations. Prior to May 14, 2013, the Company had no revenues, and expenses were comprised solely of merger related costs. Information presented as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013, represents that of the Successor. Information for the period from January 1, 2013 through May 13, 2013 is presented for the Predecessor operations.

The Company was formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. The Company intends to be treated as a REIT for federal income tax purposes. On May 14, 2013, the Company completed its previously announced acquisition of Apple Six pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 (the “Merger Agreement”), by and between the Company, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into the Company (the “Merger”). As of September 30, 2014, the Company owned 62 hotels located in 18 states with an aggregate of 7,347 rooms.

Hotel Operations

Along with the industry as a whole, we continue to experience improvements in both revenues and operating income as compared to the prior year. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations. We believe the remainder of 2014 will offer attractive growth for both the hotel industry and our Company because of the expected increased demand versus available supply. The Company sold three hotels during the second quarter of 2014 and one during the third quarter of 2014. See Note 13 to the condensed consolidated financial statements.

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

The Company previously committed to a plan to sell the Birmingham, Alabama Fairfield Inn, Montgomery, Alabama SpringHill Suites, Orange Park, Florida Fairfield Inn, and Savannah, Georgia SpringHill Suites, as it was determined that these properties no longer fit the Company’s long-term strategic plan. The Birmingham, Alabama Fairfield Inn, Orange Park, Florida Fairfield Inn, and Savannah, Georgia SpringHill Suites were sold during the second quarter of 2014, and the Montgomery, Alabama SpringHill Suites was sold during the third quarter of 2014. The results of these properties have been included in discontinued operations and are not included in the summary below. The following is a summary of the Company’s results from continuing operations:

	Successor
(in thousands, except statistical data)	Three Months Ended September 30, 2014	Percent of Revenue	Three Months Ended September 30, 2013	Percent of Revenue
Total hotel revenue	$79,212	100%	$73,775	100%
Hotel operating expenses	41,511	52%	39,629	54%
Taxes, insurance and other expense	3,546	4%	3,292	4%
General and administrative expense	777	1%	832	1%
Merger transaction costs	0		320
Depreciation	6,760		6,534
Interest expense, net	9,666		9,621
Unrealized loss (gain) on derivatives	(22)		208
Income tax expense	3,649		1,964

Number of hotels	62		62
ADR	$135		$129
Occupancy	82%		80%
RevPAR	$110		$103
RevPAR Index (1)	118		119
Total rooms sold (2)	552,782		540,101
Total rooms available (3)	675,924		675,924

	Successor				Predecessor
(in thousands, except statistical data)	Nine Months Ended September 30, 2014	Percent of Revenue	Nine Months Ended September 30, 2013	Percent of Revenue	Period from January 1 through May 13, 2013	Percent of Revenue
Total hotel revenue	$214,032	100%	$111,336	100%	$88,275	100%
Hotel operating expenses	116,482	54%	59,445	53%	51,728	59%
Taxes, insurance and other expense	10,436	5%	5,258	5%	4,457	5%
General and administrative expense	2,542	1%	1,721	2%	2,828	3%
Merger transaction costs	0		21,463		67,633
Depreciation	19,994		9,854		10,651
Interest expense, net	28,696		14,908		1,439
Unrealized loss (gain) on derivatives	397		(231)		0
Income tax expense	4,463		3,420		140

Number of hotels	62		62		62
ADR	$127		$127		$116
Occupancy	78%		80%		73%
RevPAR	$100		$102		$84
RevPAR Index (1)	119		119		121
Total rooms sold (2)	1,570,692		825,971		709,621
Total rooms available (3)	2,005,731		1,028,580		978,777

(1)	Calculated from data provided by Smith Travel Research, Inc.®
(2)	Represents the number of room nights sold during the period.
(3)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Hotels Owned

The following table summarizes the location, brand, manager and number of rooms for each of the 62 hotels the Company owned at September 30, 2014, all of which were acquired on May 14, 2013 in connection with the Merger described in Note 3 of the condensed consolidated financial statements.

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

				7,347

Results of Operations

As of September 30, 2014, the Company owned 62 hotels located in 18 states with an aggregate of 7,347 rooms. Hotel performance is impacted by many factors, including the economic conditions in the areas we operate as well as the United States, generally. Although hampered by uncertainty regarding government spending, economic indicators in the United States have shown evidence of an economic recovery, which is currently having a positive impact on the lodging industry, including the Company. As a result, the Company’s revenue and operating income improved in the three and nine months ended September 30, 2014 compared to the comparable periods in 2013, and the Company expects continued improvement in revenue and operating income during the remainder of the year.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended September 30, 2014 and 2013, the Company had total hotel revenue from continuing operations of $79.2 million and $73.8 million, respectively. For the nine months ended September 30, 2014, total hotel revenue from continuing operations was $214.0 million, compared to $111.3 million and $88.3 million for the periods from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, respectively. For the three months ended September 30, 2014, the hotels achieved average occupancy of 82% and 80%, ADR of $135 and $129, and RevPAR of $110 and $103, respectively. For the nine months ended September 30, 2014, the hotels achieved average occupancy of 78%, ADR of $127 and RevPAR of $100, compared to occupancy of 80% and 73%, ADR of $127 and $116 and RevPAR of $102 and $84 for the period from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, respectively. ADR is calculated as room revenue divided by number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Increases in demand and continued room rate improvements led to the improved results in the current year compared to 2013. Our hotels continue to be leaders in their respective markets, with higher occupancy percentage and ADR compared to our competitors, as evidenced by our consistently high RevPAR Index scores over the baseline of 100.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended September 30, 2014 and 2013, hotel operating expenses from continuing operations totaled $41.5 million and $39.6 million, respectively, representing 52% and 54% of total hotel revenue. For the nine months ended September 30, 2014, hotel operating expenses from continuing operations totaled $116.5 million, representing 54% of total hotel revenue. This compares to hotel operating expenses of $59.4 million and $51.7 million, representing 53% and 59% of total hotel revenue for the periods from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, respectively. Results for the three and nine months ended September 30, 2014 reflect the impact of the increases in revenues and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and expects to continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses from continuing operations for the three months ended September 30, 2014 and 2013 were $3.5 million and $3.3 million, respectively, or 4% and 4% of total hotel revenue. Taxes, insurance, and other expenses from continuing operations for the nine months ended September 30, 2014 were $10.4 million, or 5% of total hotel revenue. This compares to taxes, insurance, and other operating expenses from continuing operations of $5.3 million and $4.5 million, or 5% and 5% of total hotel revenue for the periods from May 14, 2013 through September 30, 2013 and January 1, 2013 through

May 13, 2013, respectively. Property taxes have continued to increase in 2014 as the economy has continued to improve and localities reassessed property values accordingly. Also, 2014 insurance rates have increased modestly, largely because of overall insurance industry losses following world-wide catastrophic acts of mother nature.

General and administrative expense from continuing operations for the three months ended September 30, 2014 and 2013 was $0.8 million and $0.8 million, respectively, or 1% and 1% of total hotel revenue. General and administrative expense from continuing operations for the nine months ended September 30, 2014 was $2.5 million, or 1% of total hotel revenue. This compares to general and administrative expense from continuing operations of $1.7 million and $2.8 million, or 2% and 3% of total hotel revenue for the periods from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees, and reporting expenses. Legal fees primarily relate to legacy matters of the Predecessor and its litigation cost sharing agreement with the other Apple REITs. See Part II, Item 1 Legal Proceedings for further details. General and administrative expense has trended downward since the Merger due to lower overhead costs for the Successor as compared to the Predecessor.

Merger transaction costs were $0 and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. Merger transaction costs were $0 for the nine months ended September 30, 2014. This compares to merger transaction costs of $21.5 million and $67.6 million for the nine month Successor period ended September 30, 2013 and the Predecessor period January 1, 2013 through May 13, 2013, respectively. Costs incurred during 2013 were in connection with the Merger discussed herein, and comprised primarily of legal and other professional services fees.

Depreciation expense from continuing operations for the three months ended September 30, 2014 and 2013 was $6.8 million and $6.5 million, respectively. Depreciation expense from continuing operations for the nine months ended September 30, 2014 was $20.0 million. This compares to depreciation expense from continuing operations of $9.9 million and $10.7 million for the periods from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, respectively. The 2014 expense is lower due to a higher percentage of investment in real estate allocated to building post-Merger compared to 2013, resulting in depreciation expense being spread over a longer period of time.

Interest expense, net for the three months ended September 30, 2014 and 2013 was $9.7 million and $9.6 million, respectively. Interest expense, net for the nine months ended September 30, 2014 was $28.7 million. This compares to interest expense, net of $14.9 million and $1.4 million for the periods from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, respectively. Interest expense increased due to the mortgage and mezzanine loans obtained in connection with the Merger, partly offset by the payoff of the line of credit and the mortgage payable on the Hillsboro Courtyard. As of September 30, 2014, the Company had total debt outstanding of $781.4 million compared to $793.0 million at September 30, 2013. The Company capitalized interest of approximately $0 for the three and nine months ended September 30, 2014 compared to $0 and $0.2 million for the period from May 14, 2013 through September 30, 2013 and January 1, 2013 through May 13, 2013, respectively, in conjunction with hotel renovations.

Liquidity and Capital Resources

Operating cash flow from the properties owned is the Company’s principal source of liquidity. The Company anticipates that cash flow from operations will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, and dividends on the 7% Series A Cumulative Redeemable Preferred Shares.

For the nine months ended September 30, 2014, net cash flows from operating activities were $56.3 million; net cash flows used in investing activities were $6.3 million, including $23.4 million for capital improvements offset by $9.4 million from asset sales and $7.4 million from restricted cash used for property improvements; net cash flows used in financing activities were $44.1 million, due to $11.4 million in mortgage and mezzanine debt payments and $32.7 million in dividends paid to common and Series A Preferred shareholders.

To qualify as a REIT, the Company is required to distribute at least 90% of its ordinary income. Prior to the execution of the Merger Agreement, distributions were paid by the Predecessor at a monthly rate of $0.066 per common share. No distributions were made by the Predecessor in the period from January 1, 2013 through May 13, 2013 per the terms of the Merger Agreement.

On January 15, 2014, the Company paid a dividend for the Series A Preferred Stock of $0.0333 per share to shareholders of record on January 1, 2014. On April 15, 2014, the Company paid a dividend for the Series A Preferred Stock of $0.0333 per share to shareholders of record on April 1, 2014. On July 15, 2014, the Company paid a dividend for the Series A Preferred Stock of $0.0333 per share to shareholders of record on July 1, 2014. On October 15, 2014, the Company paid a dividend for the Series A Preferred Stock of $0.0333 per share to shareholders of record on October 1, 2014.

On February 19, 2014, the Company paid a dividend for the common stock of $50,000 per share. On May 16, 2014, the Company paid a dividend for the common stock of $90,000 per share. On August 15, 2014, the Company paid a dividend for the common stock of $90,000 per share.

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

Contractual Commitments

Our contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Commitments” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our Annual Report on Form10-K for the year ended December 31, 2013.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Apple Six was party to certain legal matters at the time of its acquisition by the Company. Following completion of its acquisition of Apple Six, the Company as the surviving corporation in the Merger, became involved in these legacy matters. The initial liquidation preference of $1.90 per share of Series A Preferred Stock is subject to downward adjustment should net costs and payments relating to certain litigation and regulatory legacy matters exceed $3.5 million, including the litigation and the SEC investigation described in note 8 of the Notes to the Condensed Consolidated Financial Statements. As of September 30, 2014, the initial liquidation preference has not been adjusted. The information regarding these legacy matters can be found under “Commitments and Contingencies” in note 8 of the notes to the Condensed Consolidated Financial Statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s 2013 Annual Report on Form 10-K, which could materially adversely affect the Company’s business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. The risks described in the Company’s 2013 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also could materially adversely affect its business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. There have been no material changes from the risk factors previously disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of the Company’s Sponsor, by Travelport Worldwide Limited, which may be considered the Company’s affiliate.

Item 6. Exhibits

Exhibit Number	Description of Documents

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Section 13(r) Disclosure. *

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. *

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: November 12, 2014	By:	/s/ WILLIAM J. STEIN
William J. Stein Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

Date: November 12, 2014	By:	/s/ BRIAN KIM
Brian Kim Chief Financial Officer, Vice President and Managing Director (Principal Financial Officer and Principal Accounting Officer)