Form 10-K
period 2014-12-31
BRE Select Hotels Corp
filed 2015-03-20
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There is currently no established public trading market in which the Company’s common shares are traded, and all common shares are held by an affiliate of the Company. The number of common shares outstanding as of March 20, 2015 was 100.

BRE SELECT HOTELS CORP

FORM 10-K

Signatures

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

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “forecast” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; risks associated with the Company’s indebtedness; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; competition within the hotel and real estate industry; and the factors discussed in the section entitled “Risk Factors” in this report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Except where context suggests otherwise, the Company defines certain terms in this Annual Report on Form 10-K as follows:

•	“the Company,” “BRE Select Hotels,” “we” or “our” refer to BRE Select Hotels Corp, together with its wholly-owned subsidiaries, and refer to Apple REIT Six, Inc. (“Apple Six”) for the periods prior to the Merger (as defined below);

•	“our hotels” refers to the 62 hotels owned by us as of December 31, 2014;

•	“Occupancy” represents the total number of hotel rooms sold in a given period divided by the number of hotel rooms available;

•	“Average Daily Rate”, or ADR, represents the average room price at a hotel or group of hotels and is computed by dividing total hotel room revenues by the total number of rooms sold in a given period.

•	“Revenue Per Available Room”, or RevPAR, is the product of occupancy and ADR;

Item 1.	Business

Overview

We are a Delaware corporation that was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple Six on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six was completed on May 14, 2013 (the “Acquisition Date”). As of December 31, 2014, we owned 62 hotels located in 18 states with an aggregate of 7,347 rooms.

We made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. We have wholly-owned taxable REIT subsidiaries which lease all of our hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. (“Marriott”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”) or Interstate Hotels & Resorts, Inc. (“Interstate”) under separate hotel management agreements.

We do not distinguish or group our operations on a geographical basis for purposes of measuring performance. Accordingly, we have a single reportable segment for disclosure purposes in accordance with U.S. GAAP. All of our operations and assets are located within the United States, and no single hotel comprises more than 10% of our total revenue. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

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

Debt. On December 3, 2014, we obtained an $830.0 million mortgage loan at an initial interest rate equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.80%. $763.9 million of the loan proceeds were used to pay the outstanding balance on the mortgage and mezzanine loans obtained in connection with the Merger at an interest rate of LIBOR plus a margin rate ranging from 3.34% to 6.95%. In addition, $47.5 million of the loan proceeds were used to redeem approximately 25% of the outstanding 7% Series A Preferred Shares from shareholders on a pro-rata basis on December 31, 2014, consisting of $46.8 million of shares redeemed and $0.7 million of accrued dividends.

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

Based on performance, location and capital requirement, we committed in 2013 to sell the four properties listed below. The results of operations of these four hotels, which were all sold in 2014, are classified as discontinued operations in the consolidated financial statements.

Hotel	Sale Date
Fairfield Inn - Orange Park, Florida	April 23, 2014
Fairfield Inn - Birmingham, Alabama	May 8, 2014
SpringHill Suites - Savannah, Georgia	June 2, 2014
SpringHill Suites - Montgomery, Alabama	September 4, 2014

Brand Affiliations. Our hotels operate under strong, premium brands with 100% operating under relationships with Marriott or Hilton. The following table sets forth the brand affiliations of our hotels as of December 31, 2014:

Brand Affiliations	Number of Hotels	Percentage of Total	Number of Rooms	Percentage of Total
Marriott
Courtyard	10	16.1%	990	13.5%
Fairfield Inn	3	4.8%	205	2.8%
Marriott	2	3.2%	419	5.7%
Residence Inn	10	16.1%	1,247	17.0%
SpringHill Suites	5	8.1%	579	7.9%
TownePlace Suites	5	8.1%	645	8.8%

Subtotal	35	56.5%	4,085	55.6%
Hilton
Hampton Inn / Hampton Inn & Suites	7	11.3%	757	10.3%
Hilton Garden Inn	14	22.6%	1,793	24.4%
Homewood Suites	6	9.7%	712	9.7%

Subtotal	27	43.5%	3,262	44.4%

Total	62	100.0%	7,347	100.0%

Hotel Operating Performance. The following table sets forth certain operating information for our hotels, excluding discontinued operations, for the years ended December 31, 2014 and 2013 (Successor), and for the period from January 1, 2013 through May 13, 2013 and the year ended December 31, 2012 (Predecessor):

	Successor		Predecessor
	For the year ended December 31,		Period from January 1, through	Year ended December 31,
Statistical Data	2014	2013	May 13, 2013	2012
Number of hotels	62	62	62	62
Number of rooms	7,347	7,347	7,354	7,354
Occupancy	76.3%	76.1%	72.5%	74.1%
ADR	$126.20	$123.23	$115.64	$115.84
RevPAR	$96.29	$93.79	$83.84	$85.80
RevPAR Index	119	120	121	122

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Economic conditions continued to improve in 2014 compared to recent years. As a result, we and the industry have experienced improvements in hotel occupancy levels, as reflected in the overall increase in occupancy during the past two years. In addition, also signifying a progressing economy, we experienced an increase in ADR and RevPAR during 2014 and 2013 as compared to the prior years.

Our hotels continue to be leaders in their respective markets, as evidenced by the RevPAR Index figures listed above. RevPAR Index is another commonly used metric in the lodging industry, and measures each hotel’s market share in relation to its competitive set with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The RevPAR Index for a particular hotel is calculated as the quotient of (1) the subject hotel’s RevPAR divided by (2) the average RevPAR of the hotels in the subject’s competitive set, multiplied by 100. We expect to continue to pursue opportunities to improve revenue and gain market share.

Hotel Industry and Competition. The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in our immediate vicinity and secondarily with other hotels in our geographic market. Competitive advantage is based on a number of factors, including brand recognition, location, room rates, customer service, and range of guest amenities offered. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, ADR and RevPAR of our hotels in that area.

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

Management Agreements. Each of our 62 hotels are operated and managed under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Western, LBA, White, Inn Ventures or Interstate. In conjunction with the Merger, Apple Six’s prior management agreements with affiliates of Hilton Worldwide, Inc. (“Hilton”) and Newport Hospitality Group, Inc. were terminated and replaced with management agreements with Interstate. Our hotel managers generally have sole responsibility and authority for the day to day operations of each hotel, which include providing all hotel employees, overseeing operations, and providing us with financial projections. The agreements have remaining terms generally ranging from less than one to 19 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to us, as defined in the management agreements. We have the option to terminate the management agreements if specified performance thresholds are not satisfied.

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

Seasonality

Demand in the lodging industry is impacted by recurring seasonal patterns. For properties located in non-resort markets, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters, and higher revenue, operating income and cash flow in the second and third quarters.

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

Insurance

We carry comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of our hotels. In addition, we carry flood coverage on certain hotels when available on commercially reasonable terms for hotels where we believe such coverage is warranted or required under the terms of our debt agreements. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice, and as such believe our hotels are adequately insured.

Employees

We have no employees. During 2014, all employees involved in the day-to-day operation of our hotels were employed by third party management companies engaged pursuant to the hotel management agreements. Corporate services are provided by another management company engaged pursuant to a corporate services agreement.

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

We and our hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Some of the information technology is purchased from vendors, on whom the systems depend. We and our hotel managers and franchisors may rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel managers and franchisors have taken steps necessary to protect the security of our and their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

We have approximately $847 million of mortgage debt outstanding. Our substantial leverage subjects us to a number of risks, including the following:

•	a decrease in our net operating cash flow or an increase in our expenses could make it difficult for us or our subsidiaries to satisfy our or their respective debt service requirements or force us to modify our operations;

•	the indebtedness is secured by mortgage liens on all of our properties, reducing our ability to obtain additional financing;

•	our ability to obtain additional financing for working capital, capital expenditures or other purposes may be impaired or any such financing may not be available on terms favorable to us;

•	interest expense reduces the funds that would otherwise be available to us for our operations and future business opportunities or for distributions to the holders of the Series A Preferred Stock or other shareholders;

•	the substantial leverage increases our vulnerability to general economic downturns and adverse industry conditions, or we may be unable to carry out capital spending that is important to our growth and the maintenance of our properties;

•	the substantial leverage could limit our flexibility in planning for, or reacting to, changes in our business and our industry in general;

•	the substantial leverage may cause us to make non-strategic divestitures; and

•	the substantial leverage and the amount required to pay our debt obligations could place us in a competitive disadvantage to our competitors that are less highly-leveraged because, among other things, it may restrict our ability to make competitive upgrades to our existing buildings.

Our substantial consolidated indebtedness exposes our assets to the possibility of foreclosure, which could result in the loss of our investment in one or more properties.

Sixty-one of our sixty-two properties secure $830 million of cross-collateralized and cross-defaulted mortgage debt (which we refer to herein as the “debt financing”). One remaining property secures a separate mortgage loan. If our subsidiaries that are borrowers under the debt financing, are unable to meet the required debt service payments under the debt financing, the holder of the mortgage could foreclose on the cross-defaulted and cross-collateralized properties, resulting in a loss of our investment. Alternatively, if we decide to cause the sale of properties to raise funds to meet debt service obligations, it is possible that such properties would be disposed of at a loss.

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

Covenants and other restrictions in our debt financing arrangement will limit our operations and activities.

The loan documents related to the debt financing (which we refer to herein as the “debt agreements”) contain, and the terms of any future indebtedness may contain, certain financial, operating and other covenants that restrict our ability to finance future operations or capital needs or engage in other activities that may be in our interest. Such restrictions affect, and in many respects limit or prohibit, among other things, our or certain of our subsidiaries’ ability to:

•	incur additional secured or unsecured indebtedness;

•	make cash distributions at any time that the debt yield, representing the quotient (expressed as a percentage) calculated by dividing the annualized net operating income of the properties subject to the debt agreements by the outstanding principal amount of the indebtedness under the debt agreements, is less than 7.50% during the first four years of the debt agreements and 7.75% during the fifth year of the debt agreements or if there is a default continuing under the loan, until such time as the debt yield is equal to or greater than 7.50% during the first four years of the debt agreements) and 7.75% during the fifth year of the debt agreements or the loan default has been cured;

•	make investments or acquisitions;

•	use assets as security in other transactions;

•	sell assets (except that the borrowers are permitted to sell assets so long as the debt yield is not reduced, subject to payment of applicable prepayment premiums and other property release requirements);

•	guarantee other indebtedness; and

•	consolidate, merge or transfer all or substantially all of our assets.

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

The Series A Preferred Stock effectively ranks junior to the debt financing and any other of our or our subsidiaries’ indebtedness. We and our subsidiaries have approximately $847.5 million of indebtedness outstanding. The debt financing is secured by liens on substantially all of the assets of our subsidiaries. This permits the lenders under the debt financing to be paid from the proceeds of our assets before any of our other creditors or equity holders, including holders of Series A Preferred Stock, may be paid. In addition, the certificate of designations governing the Series A Preferred Stock permits us and our subsidiaries to incur up to $800 million of indebtedness without the consent of the holders of the Series A Preferred Stock. We may, however, incur more than $800 million of indebtedness without the consent of the holders of Series A Preferred Stock to the extent the proceeds of such additional indebtedness are used to redeem or purchase Series A Preferred Stock.

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

Dividends will accumulate at the specified applicable rate on the liquidation preference per share (as it may be adjusted from time to time). If we are dissolved, liquidated or wound up at a time when the Series A Preferred Stock remain outstanding, the holders of the Series A Preferred Stock will be entitled to receive only an amount equal to the liquidation preference (as it may be adjusted from time to time), plus any accumulated and unpaid dividends, to the extent that we have funds legally available. Any remaining assets will be distributable to holders of our other equity securities.

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

Risks Related to Our Status as a REIT

Qualifying as a REIT involves highly complex and technical provisions of the tax code.

Our qualification as a REIT involves the application of highly complex and technical tax code provisions for which only limited judicial and administrative authorities exist. A technical or inadvertent violation could jeopardize our REIT qualification. In addition, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Maintaining our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the REIT income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination and for which we will not obtain independent appraisals, and upon our ability to successfully manage the composition of our income and assets on an ongoing basis. In addition, our ability to satisfy the requirements to maintain our qualification as a REIT depends in part on the actions of third parties over which we have no control or only limited influence.

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

If our leases are not respected as true leases for federal income tax purposes, we would likely fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRSs, which we currently expect will continue to constitute substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and would likely lose our REIT status.

If any hotel management companies that we engage do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we would likely fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We intend to take advantage of this exception. We lease and expect to lease all of our hotels to TRS lessees, which are disregarded subsidiaries of the TRSs, and to engage hotel management companies that are intended to qualify as “eligible independent contractors.” While we believe that our hotel management companies all currently meet the various tests to qualify as eligible independent contractors, there can be no assurances that the requirements will be met in all cases in the future.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum marginal rate of tax payable by taxpayers taxed at individual rates on dividends received from a regular C corporation is 20%. This reduced tax rate, however, will not apply to dividends paid by a REIT on its stock, except for certain limited amounts.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2014, we owned 62 hotels located in 18 states with an aggregate of 7,347 rooms, consisting of the following:

City	State	Brand	Manager	Number of Rooms
Dothan	Alabama	Courtyard	LBA	78
Dothan	Alabama	Hampton Inn & Suites	LBA	85
Huntsville	Alabama	Fairfield Inn	LBA	79
Huntsville	Alabama	Residence Inn	LBA	78
Tuscaloosa	Alabama	Courtyard	LBA	78
Tuscaloosa	Alabama	Fairfield Inn	LBA	63
Anchorage	Alaska	Hampton Inn	Stonebridge	101
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	125
Anchorage	Alaska	Homewood Suites	Stonebridge	122
Phoenix	Arizona	Hampton Inn	Stonebridge	99
Arcadia	California	Hilton Garden Inn	Stonebridge	124
Arcadia	California	SpringHill Suites	Stonebridge	86
Bakersfield	California	Hilton Garden Inn	Interstate	120
Folsom	California	Hilton Garden Inn	Inn Ventures	100
Foothill Ranch	California	Hampton Inn	Stonebridge	84
Lake Forest	California	Hilton Garden Inn	Stonebridge	103
Milpitas	California	Hilton Garden Inn	Inn Ventures	161
Roseville	California	Hilton Garden Inn	Inn Ventures	131
San Francisco	California	Hilton Garden Inn	White	169
Boulder	Colorado	Marriott	White	157
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	133
Lakewood	Colorado	Hampton Inn	Stonebridge	170
Farmington	Connecticut	Courtyard	White	119
Rocky Hill	Connecticut	Residence Inn	White	96
Wallingford	Connecticut	Homewood Suites	White	104
Clearwater	Florida	SpringHill Suites	LBA	79
Lake Mary	Florida	Courtyard	LBA	83
Lakeland	Florida	Residence Inn	LBA	78
Panama City	Florida	Courtyard	LBA	84
Pensacola	Florida	Courtyard	LBA	90
Pensacola	Florida	Fairfield Inn	LBA	63
Pensacola	Florida	Hampton Inn & Suites	LBA	85
Tallahassee	Florida	Hilton Garden Inn	Interstate	99
Albany	Georgia	Courtyard	LBA	84
Columbus	Georgia	Residence Inn	LBA	78
Valdosta	Georgia	Courtyard	LBA	84
Mt. Olive	New Jersey	Residence Inn	White	123
Somerset	New Jersey	Homewood Suites	White	123
Saratoga Springs	New York	Hilton Garden Inn	White	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	Interstate	147
Hillsboro	Oregon	Courtyard	Inn Ventures	155
Hillsboro	Oregon	Residence Inn	Inn Ventures	122
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	136
Portland	Oregon	Residence Inn	Inn Ventures	258
Pittsburgh	Pennsylvania	Residence Inn	White	156
Myrtle Beach	South Carolina	Courtyard	Marriott	135
Nashville	Tennessee	Homewood Suites	Interstate	121
Arlington	Texas	SpringHill Suites	Western	121
Arlington	Texas	TownePlace Suites	Western	94
Dallas	Texas	SpringHill Suites	Western	148
Fort Worth	Texas	Homewood Suites	Interstate	137
Fort Worth	Texas	Residence Inn	Western	149
Fort Worth	Texas	SpringHill Suites	Marriott	145
Laredo	Texas	Homewood Suites	Western	105
Laredo	Texas	Residence Inn	Western	109
Las Colinas	Texas	TownePlace Suites	Western	135
McAllen	Texas	Hilton Garden Inn	Western	104
Fredericksburg	Virginia	Hilton Garden Inn	Interstate	148
Kent	Washington	TownePlace Suites	Inn Ventures	152
Mukilteo	Washington	TownePlace Suites	Inn Ventures	128
Redmond	Washington	Marriott	Marriott	262
Renton	Washington	Hilton Garden Inn	Inn Ventures	150

Total number of rooms				7,347

Item 3.	Legal Proceedings

Apple Six was party to certain legal matters at the time of its acquisition by the Company. Following completion of its acquisition of Apple Six, the Company as the surviving corporation in the Merger, became involved in these legacy matters. The initial liquidation preference of $1.90 per share of Series A Preferred Stock is subject to downward adjustment should net costs and payments relating to certain litigation and regulatory legacy matters exceed $3.5 million, including the litigation described below and the SEC investigation described below. As of December 31, 2014, the initial liquidation preference has not been adjusted.

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

On February 12, 2014, the SEC entered into a settlement with the Company, the Other Apple REIT Companies and Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc. and Apple Nine Advisors, Inc. (collectively the “Advisory Companies”) and Glade M. Knight, Apple Six’s former Chief Executive Officer, and Bryan F. Peery, Apple Six’s former Chief Financial Officer. The settlement related to the previously announced SEC investigation focused principally on the adequacy of certain disclosures in the filings of Apple Six beginning in 2008, as well as the review of certain transactions involving Apple Six and certain of the other Apple REIT companies with which the Company is not affiliated. Following completion of the Company’s acquisition of Apple Six on May 14, 2013, the Company, as the surviving corporation in the Merger, became involved in the SEC investigation. The settlement requires the Company to, without admitting or denying any allegations, consent to the issuance of an administrative order alleging various disclosure deficiencies that occurred at the Apple REITs prior to the Company’s acquisition of Apple Six and to cease and desist from committing or causing violations of specified securities laws, but does not require the Company to pay any financial penalties. Certain of the other parties to the settlement agreement with which the Company is not affiliated, however, also agreed to pay financial penalties and made certain undertakings that are not applicable to the Company. The settlement has no impact on the consolidated financial statements of the Company.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is currently no established public trading market in which our common shares are traded. As of March 20, 2015, there were 100 common shares issued and outstanding, all of which were held by BRE Holdings.

Cash dividends declared per share on the common shares were as follows:

	2014	2013
First quarter	$50,000.00	$0.00
Second quarter	$90,000.00	$0.00
Third quarter	$90,000.00	$41,000.00
Fourth quarter	$70,000.00	$100,000.00

Cash dividends declared per share on the Series A Preferred Shares were as follows:

	2014	2013
First quarter	$0.0333	$0.0000
Second quarter	$0.0333	$0.0229
Third quarter	$0.0333	$0.0333
Fourth quarter	$0.0333	$0.0333

Distribution Information - Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company out of any funds legally available, cumulative dividends (compounded quarterly) at a dividend rate of 7.00% per annum on the liquidation preference per share as adjusted from time to time, payable quarterly in cash in arrears on or before the 15th day of each January, April, July and October of each year or, if not a business day, the next succeeding business day, without any interest or other payment in respect of such delay. The dividend rate will increase to 9.00% per annum in the event that dividends on the Series A Preferred Stock have not been paid in cash for any reason for more than six quarters, whether or not consecutive, and 11.00% per annum for any period after the earlier of (i) any change of control and (ii) May 14, 2018.

In order to maintain our qualification as a REIT, we must annually distribute to our shareholders at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). For federal income tax purposes, distributions we make may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a shareholder’s basis in its shares and will not be taxable to the extent that the distribution equals or is less than the shareholders’ basis in the shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders’ basis in its shares, that distribution will be treated as a gain from the sale or exchange of that shareholder’s shares. Every year, we notify shareholders of the taxable composition of distributions paid during the preceding year.

Characterization of Distributions - For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2014		2013
	Amount	%	Amount	%
Common Stock:
Ordinary income	$58,601.27	19.53%	$137,871.99	97.78%
Return of capital	241,398.73	80.47%	3,128.01	2.22%

Total	$300,000.00	100.00%	$141,000.00	100.00%

Series A Preferred Stock:
Ordinary income (1) (2)	$0.1332	100.00%	$0.0562	100.00%

Total	$0.1332	100.00%	$0.0562	100.00%

(1)	The fourth quarter Series A Preferred dividend paid on January 15, 2014 is treated as a 2014 distribution for tax purposes.
(2)	The fourth quarter Series A Preferred dividend paid on January 15, 2015 is treated as a 2015 distribution for tax purposes.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the year ended December 31, 2014 and 2013 (Successor), and the period from January 1, 2013 through May 13, 2013 and the years ended December 31, 2012, 2011 and 2010 (Predecessor). Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Successor		Predecessor
(in thousands except share and statistical data)	2014	2013	Period from January 1, through May 13, 2013	2012	2011	2010
Revenues:
Room revenue	$258,223	$159,859	$82,063	$230,623	$215,321	$202,050
Other revenue	18,298	11,151	6,212	16,771	16,488	14,573
Reimbursed expenses	0	0	2,838	7,965	7,241	6,055

Total revenue	276,521	171,010	91,113	255,359	239,050	222,678

Expenses:
Hotel operating expenses	153,216	94,679	51,728	140,123	134,183	127,228
Taxes, insurance and other	14,725	8,593	4,457	12,518	11,575	11,618
General and administrative	6,850	3,193	2,828	7,613	5,587	6,083
Merger transaction costs	0	21,537	67,633	4,037	562	0
Reimbursed expenses	0	0	2,838	7,965	7,241	6,055
Depreciation	27,412	16,359	10,651	30,322	31,692	30,133
Interest expense, net	38,783	24,531	1,439	2,806	3,236	3,313
Extinguishment of mortgages payable and mezzanine loans	4,295	0	0	0	0	0
Loss (gain) on derivatives	735	(34)	0	0	0	0
Income tax expense	2,742	826	140	391	371	368

Total expenses	248,758	169,684	141,714	205,775	194,447	184,798

Income (loss) from continuing operations	27,763	1,326	(50,601)	49,584	44,603	37,880
Income (loss) from discontinued operations	(44)	(286)	18	(41)	558	(3,496)

Net income (loss)	27,719	1,040	(50,583)	49,543	45,161	34,384
Series A Preferred Stock dividends declared	(12,797)	(9,369)	0	0	0	0

Net income (loss) available for common stockholders	$14,922	($8,329)	($50,583)	$49,543	$45,161	$34,384

Per Common Share:
Income (loss) from continuing operations, after Series A Preferred Stock dividends	$149,660.00	($80,430.00)	($0.55)	$0.54	$0.48	$0.41
Income (loss) from discontinued operations	(440.00)	(2,860.00)	0.00	0.00	0.01	(0.03)

Net income (loss) available to common stockholders	$149,220.00	($83,290.00)	($0.55)	$0.54	$0.49	$0.38

Distributions paid per common share	$300,000.00	$141,000.00	$0.00	$0.73	$0.78	$0.79
Weighted-average common shares outstanding - basic and diluted	100	100	91,270,197	91,142,011	91,253,834	91,323,000

Balance Sheet Data (at end of period):
Cash and cash equivalents	$22,776	$23,902	$11,051	$0	$32	$0
Investment in real estate, net	$974,833	$959,014	$719,956	$729,108	$746,354	$764,557
Total assets	$1,182,364	$1,181,583	$741,893	$740,370	$759,365	$788,213
Debt and redeemable preferred stock	$984,613	$976,680	$49,048	$58,417	$63,067	$63,736
Shareholders’ equity	$177,202	$192,450	$688,432	$674,647	$690,628	$719,771
Net book value per share	$1,772.02	$1,924.50	$7.54	$7.40	$7.57	$7.87

Other Data:
Cash flow from (used in):
Operating activities	$66,735	$19,371	($42,191)	$81,176	$78,138	$70,956
Investing activities	($21,461)	($917,496)	($1,756)	($10,852)	($2,721)	($8,505)
Financing activities	($46,400)	$922,027	$54,998	($70,356)	($75,385)	($62,451)
Number of hotels owned at end of period (including hotels held for sale)	62	66	66	66	66	68
Average Daily Rate (ADR) (a) (e)	$126	$123	$116	$116	$111	$105
Occupancy (e)	76%	76%	73%	74%	72%	72%
Revenue per Available Room (RevPAR) (b) (e)	$96	$94	$84	$86	$80	$75
Total rooms sold (c) (e)	2,046,198	1,297,229	709,621	1,990,833	1,940,377	1,923,639
Total rooms available (d) (e)	2,681,655	1,704,504	978,777	2,687,918	2,681,095	2,680,748

(a)	Total room revenue divided by number of room nights sold.
(b)	ADR multiplied by occupancy percentage.
(c)	Represents the number of room nights sold during the period.
(d)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.
(e)	From continuing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1.A., “Risk Factors”, appearing elsewhere in this Annual Report on Form 10-K.

Overview

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. We intend to be treated as a REIT for federal income tax purposes. On May 14, 2013, we completed the acquisition of Apple Six pursuant to the Merger Agreement, by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us. As of December 31, 2014, we owned 62 hotels located in 18 states with an aggregate of 7,347 rooms. See Item 2 – Properties for additional information about these hotels.

Certain merger transaction costs incurred prior to May 14, 2013 by us are included in the Successor period, as that period represents the commencement of Successor operations. Prior to May 14, 2013, we had no revenues, and expenses were comprised solely of merger related costs. Information presented as of December 31, 2014, and for the twelve months ended December 31, 2014 and 2013, represents that of the Successor. Information presented for the period from January 1, 2013 through May 13, 2013, and the twelve months ended December 31, 2012 represents that of the Predecessor.

We made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. In order to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to its shareholders, subject to certain adjustments and excluding any net capital gain. We currently intend to adhere to these requirements to qualify for REIT status. There can be no assurance that we will qualify as a REIT for any particular year, however. If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax at corporate rates and distributions to our shareholders would not qualify for the dividends paid deduction. This tax liability would reduce net earnings available for distribution to our shareholders. In addition, we would generally be disqualified from treatment as a REIT for the year in which we lose our REIT status and for the four taxable years following such year.

Key Indicators of Operating Performance

We use a variety of operating information and metrics to evaluate the operating performance of our hotels. These key indicators include financial information that is prepared in accordance with U.S. GAAP, along with other non-U.S. GAAP financial measures. In addition, we use industry standard statistical information and comparative data, some of which may not be financial in nature. In evaluating financial condition and operating performance, the most important indicators that we focus on are:

•	Occupancy-Occupancy represents the total number of hotel rooms sold in a given period divided by the total number of hotel rooms available, and is a key measure of the utilization of our hotels’ available capacity. Occupancy is a major driver of room revenue, as well as other revenue categories including food and beverage revenues. We use occupancy as a primary measure of demand at each of our hotels during a given period of time. Occupancy also guides us in determining achievable levels of ADR. Fluctuations in occupancy are accompanied by fluctuations in most categories of variable operating costs, such as utility cost and certain labor costs such as housekeeping, resulting in varying levels of hotel profitability.

•	Average Daily Rate (ADR)-ADR represents the average room price at a hotel or group of hotels and is computed by dividing total hotel room revenues by the total number of rooms sold in a given period. ADR trends provide information concerning the customer base and pricing environment at our hotels. Increases in ADR typically result in higher operating margins and overall profitability, since variable hotel expenses do not increase correspondingly. As a result, ADR trends are carefully monitored to manage pricing levels.

•	Revenue per Available Room (RevPAR)-RevPAR is the product of occupancy and ADR. It does not include non-room revenues such as food and beverage revenue or other ancillary revenues for guest services provided by the hotel. We use RevPAR to identify trend information for comparable properties and regions.

RevPAR Index is another commonly used metric in the lodging industry, and measures each hotel’s market share in relation to its competitive set with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The RevPAR Index for a particular hotel is calculated as the quotient of (1) the subject hotel’s RevPAR divided by (2) the average RevPAR of the hotels in the subject’s competitive set, multiplied by 100.

One critical component of this calculation is the determination of a hotel’s competitive set, which consists of a small group of hotels within its relevant market. We work with each hotel’s management company to assess and agree on each hotel’s competitive set. Many factors are involved in determining each hotel’s competitive set, including geographic location, brand affiliation, and comparable service levels provided.

Executive Summary

Our hotel portfolio experienced continued improvement in both revenues and operating income in 2014 as compared to the prior year, as the U.S. lodging industry experienced improved fundamentals for the fifth consecutive year since the economic recession of 2008-2009. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations. We believe 2015 will again offer attractive growth for both the hotel industry and our portfolio because of the expected increased demand versus available supply. In addition, we started an aggressive renovation plan for many of our hotels in 2014 which will continue into 2015. The resulting property improvements are expected to further improve our financial results through increased ADR at our properties.

We continually monitor the profitability of our properties and attempt to maximize shareholder value by timely disposing of properties. During the second quarter of 2013, we committed to a plan to sell the Birmingham, Alabama Fairfield Inn; Montgomery, Alabama SpringHill Suites; Orange Park, Florida Fairfield Inn; and Savannah, Georgia SpringHill Suites, as it was determined that these properties no longer fit our long-term strategic plan. The results of operations of these four hotels, which were all sold in 2014, are classified as discontinued operations in the consolidated financial statements and are not included in the financial results summarized below.

Results of Operations

Results of Operations for Years 2014 and 2013

	Successor				Predecessor
(in thousands, except statistical data)	2014	Percent of Revenue	2013	Percent of Revenue	January 1, 2013 through May 13, 2013	Percent of Revenue

Total hotel revenue	276,521	100%	$171,010	100%	88,275	100%
Hotel operating expenses	153,216	55%	94,679	55%	51,728	59%
Taxes, insurance and other expense	14,725	5%	8,593	5%	4,457	5%
General and administrative expense	6,850	2%	3,193	2%	2,828	3%
Merger transaction costs	0		21,537		67,633
Depreciation	27,412		16,359		10,651
Interest expense, net	38,783		24,531		1,439
Extinguishment of mortgages payable and mezzanine loans	4,295		0		0
Unrealized loss (gain) on derivatives	735		(34)		0
Income tax expense	2,742		826		140

Number of hotels	62		62		62
ADR	$126.20		$123.23		$115.64
Occupancy	76.3%		76.1%		72.5%
RevPAR	$96.29		$93.79		$83.84
RevPAR Index	119		120		121
Total rooms sold	2,046,198		1,297,229		709,621
Total rooms available	2,681,655		1,704,504		978,777

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. Total revenue from continuing operations was $276.5 million for the year ended December 31, 2014, compared to $171.0 million for the period from May 14, 2013 through December 31, 2013 and $88.3 million for the period from January 1, 2013 through May 13, 2013. The hotels achieved occupancy of 76.3%, ADR of $126.20 and RevPAR of $96.29 for the year ended December 31, 2014. This compares to occupancy of 76.1% and 72.5%, ADR of $123.23 and $115.64, and RevPAR of $93.79 and $83.84 for the period from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively.

Our increase in revenues was largely due to a 4.7% increase in ADR in 2014 as compared to the combined 2013 results, accompanied by a 2.0% increase in occupancy in 2014 compared to the combined 2013 results. Our RevPAR index was 119 for the year ended December 31, 2014, compared to 120 and 121 for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. The management company contracted to provide corporate services to us has bolstered its resources over the past year in the areas of asset management, e-commerce and information technology dedicated to our portfolio of hotels, in support of our expected revenue and profitability growth goals.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expenses from continuing operations totaled $153.2 million, representing 55% of total hotel revenue, for the year ended December 31, 2014, compared to $94.7 million and $51.7 million, representing 55% and 59% of total hotel revenue for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively.

Results for the year ended December 31, 2014, as well as the period from May 14, 2013 through December 31, 2013 reflect the impact of increases in revenues at most of our hotels, and our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. We have been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across our hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, we have and will continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expenses from continuing operations were $14.7 million, or 5% of total hotel revenue, for the year ended December 31, 2014. This compares to taxes, insurance, and other operating expenses from continuing operations of $8.6 million and $4.5 million, or 5% and 5% of total hotel revenue for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. The 2014 increase was equally attributable to increased real estate tax and property and liability expense. Real estate tax increases were due to both regular yearly increases and increased assessments at selected properties. Insurance rates increased modestly, largely because of overall insurance industry losses following world-wide catastrophic acts of mother nature in recent years.

General and administrative expense from continuing operations was $6.9 million, or 2% of total hotel revenue, for the year ended December 31, 2014. This compares to general and administrative expense from continuing operations of $3.2 million and $2.8 million, or 2% and 3% of total hotel revenue for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively.

The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees, and reporting expenses. Legal fees primarily relate to legacy matters of the Predecessor and its litigation cost sharing agreement with the other Apple REIT companies. See Part I, Item 3 Legal Proceedings for further details. General and administrative expense include $3.2 million of advisory fees and expenses incurred in connection with a debt refinancing transaction in December 2014 that were not eligible for capitalization under generally accepted accounting principles. The remaining general and administrative expense of $3.7 million reflects the continued downward trend in expenses since the Merger due to lower overhead costs for the Successor as compared to the Predecessor.

Merger transaction costs were $0 for the year ended December 31, 2014. This compares to merger transaction costs of $21.5 million and $67.6 million for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. Merger costs incurred during in 2013 were in connection with the Merger discussed herein, and comprised primarily of legal and other professional services fees.

Depreciation expense from continuing operations was $27.4 million for the year ended December 31, 2014. This compares to depreciation expense from continuing operations of $16.4 million and $10.7 million for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. Depreciation expense represents expenses incurred due to depreciation of the 62 hotels included in the Company’s continuing operations and related personal property for their respective periods owned, and increased in the second half of 2014 compared to the prior year as renovation work at our properties increased during that time period.

Interest expense from continuing operations, net was $38.8 million for the year ended December 31, 2014. This compares to interest expense from continuing operations, net of $24.5 million and $1.4 million for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively.

The interest expense increase in 2014 was largely due to 11 months of interest expense in 2014 for the mortgage and mezzanine loans obtained in connection with the Merger, compared to less than 6 months in 2013. In addition, we incurred $4.3 million in extinguishment of mortgages payable and mezzanine debt, which primarily consisted of the acceleration of deferred loan fee amortization costs due to the loan payoff in December 2014. Interest expense is expected to decrease significantly in 2015 due to the lower interest rate on the debt financing we obtained in December 2014. As of December 31, 2014, we had total debt outstanding of $847.5 million compared to $792.9 million at December 31, 2013. We capitalized interest of $0 for the year ended December 31, 2014, compared to $0 and $0.2 million for the period from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively, in conjunction with hotel renovations.

Results of Operations for Years 2013 and 2012

	Successor		Predecessor
(in thousands, except statistical data)	2013	Percent of Revenue	January 1, 2013 through May 13, 2013	Percent of Revenue	2012	Percent of Revenue

Total hotel revenue	$171,010	100%	$88,275	100%	$247,394	100%
Hotel operating expenses	94,679	55%	51,728	59%	140,123	57%
Taxes, insurance and other expense	8,593	5%	4,457	5%	12,518	5%
General and administrative expense	3,193	2%	2,828	3%	7,613	3%
Merger transaction costs	21,537		67,633		4,037
Depreciation	16,359		10,651		30,322
Interest expense, net	24,531		1,439		2,806
Unrealized gain on derivatives	(34)		0		0
Income tax expense	826		140		391

Number of hotels	62		62		62
ADR	$123.23		$115.64		$115.84
Occupancy	76.1%		72.5%		74.1%
RevPAR	$93.79		$83.84		$85.80
RevPAR Index	120		121		122
Total rooms sold	1,297,229		709,621		1,990,833
Total rooms available	1,704,504		978,777		2,687,918

Revenues

Total revenue from continuing operations was $171.0 million for the period from May 14, 2013 through December 31, 2013 and $88.3 million for the period from January 1, 2013 through May 13, 2013, as compared to $247.4 million for the year ended December 31, 2012. The hotels achieved occupancy of 76.1% and 72.5%, ADR of $123.23 and $115.64, and RevPAR of $93.79 and $83.84 for the period from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to occupancy, ADR and RevPAR of 74.1%, $115.84, and $85.80 for the year ended December 31, 2012.

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

Expenses

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

Taxes, insurance, and other expenses from continuing operations were $8.6 million and $4.5 million, or 5% and 5% of total hotel revenue for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to taxes, insurance, and other operating expenses from continuing operations of $12.5 million, or 5% of total hotel revenue, for the year ended December 31, 2012. Property taxes increased in 2013 as the economy continued to improve and localities reassessed property values accordingly. Also, 2013 insurance rates increased modestly, largely because of overall insurance industry losses following world-wide catastrophic acts of mother nature.

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

Merger transaction costs were $21.5 million and $67.6 million for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. This compares to merger transaction costs of $4.0 million for the year ended December 31, 2012. Merger costs incurred during in 2013 were in connection with the Merger discussed herein, and comprised primarily of legal and other professional services fees. Merger transaction costs incurred during 2012 were approximately $3.2 million in the fourth quarter due to the Merger discussed herein, and $0.8 million incurred earlier in 2012 associated with Apple REIT Six’s evaluation of a potential consolidation transaction of the other Apple REIT companies.

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

Interest expense increased due to the mortgage and mezzanine loans obtained in connection with the Merger, partly offset by the payoff of the line of credit and the defeasance of the mortgage loan on the Hillsboro, Oregon Courtyard property. As of December 31, 2013, we had total debt outstanding of $792.9 million compared to $58.4 million at December 31, 2012. We capitalized interest of $0 and $0.2 million for the period from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, compared to $0.1 million for the year ended December 31, 2012 in conjunction with hotel renovations.

Operating Metrics and Non-U.S. GAAP Financial Measures

Below is a summary of our key operating metrics for the years ended December 31, 2014 and 2013, and the period from May 14, 2013 through December 31, 2013, and the year ended December 31, 2012

	Successor		Predecessor
	For the year ended December 31,		Period from January 1, through May 13, 2013	Year ended December 31, 2012
Statistical Data	2014	2013
Occupancy	76.3%	76.1%	72.5%	74.1%
ADR	$126.20	$123.23	$115.64	$115.84
RevPAR	$96.29	$93.79	$83.84	$85.80
RevPAR Index	119	120	121	122

In addition, two key non-U.S. GAAP financial measures that we use to evaluate our performance are EBITDA and Adjusted EBITDA.

EBITDA - EBITDA is defined as net income or loss excluding interest, income taxes, and depreciation and amortization. We believe EBITDA is a useful measure to evaluate operating performance between periods, as it removes the impact of our capital structure (interest expense) and asset base (depreciation and amortization) from our operating results.

Adjusted EBITDA - We further adjust EBITDA for certain additional items, including extinguishment of mortgages payable and mezzanine loans, gain or loss on hotels held for sale, derivatives and merger transaction costs. We believe the Adjusted EBITDA provides additional useful supplemental information about our ongoing operating performance.

The following table is a reconciliation of our GAAP net income to EDITDA and Adjusted EBITDA for the years ended December 31, 2014 and 2013, and the period from May 14, 2013 through December 31, 2013, and the year ended December 31, 2012 (in thousands):

	Successor		Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	Period from January 1, through May 13, 2013	Year ended December 31, 2012
Net income (1)	$27,719	$1,040	($50,583)	$49,543
Depreciation and amortization	27,412	16,359	10,651	30,322
Interest expense, net	38,783	24,531	1,439	2,806
Income tax expense	2,742	826	140	391

EBITDA	96,656	42,756	(38,353)	83,062
Extinguishment of mortgages payable and mezzanine loans	4,295	0	0	0
Loss on sale of hotels held for sale	150	0	0	0
Estimated selling costs on assets held for sale	0	340	0	0
Loss (gain) on derivatives	735	(34)	0	0
Merger transaction costs	0	21,537	67,633	4,037

Adjusted EBITDA	$101,836	$64,599	$29,280	$87,099

(1)	Includes net (loss) income from discontinued operations

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

Sources and Uses of Cash

Operating cash flow from our hotel properties is our principal source of liquidity. As of December 31, 2014, we had $22.8 million of cash and cash equivalents compared to $23.9 million at December 31, 2013.

Cash Flows from Operating Activities

For the year ended December 31, 2014, net cash flows from operating activities were $66.7 million compared to $19.4 million for the year ended December 31, 2013 (Successor). The increased cash flows from operating activities are largely due to us operating the hotels for the full year in 2014 compared to the partial year in 2013 due to the Merger.

Cash Flows from Investing Activities

For the year ended December 31, 2014, net cash flows used in investing activities were $21.5 million, including $34.2 million spent on capital improvements partially offset by $9.4 million of proceeds from sale of assets. For the year ended December 31, 2013 (Successor), net cash flows used in investing activities were $917.5 million, including $881.7 million for cash paid for business acquisition, net of cash acquired, and $31.5 million for cash restricted for property improvements.

Cash Flows from Financing Activities

For the year ended December 31, 2014, net cash flows used in financing activities were $46.4 million. The primary drivers were $775.4 million in mortgage and mezzanine debt payments, $46.8 million used for the Series A Preferred Stock redemption, and $43.6 million in Series A Preferred and common dividends, partially offset by the $830.0 million net proceeds from the new mortgage borrowing. For the year ended December 31, 2013, net cash flows from financing activities were $922.0 million, including $775.0 million in new borrowings, $214.9 million capital contribution from the Sponsor, partially offset by $15.9 million in financing fees, and $19.6 million in distributions paid to common and Series A Preferred shareholders.

Mortgage Loans

On December 3, 2014, certain of our indirect wholly owned subsidiaries (the “Borrowers”) with commercial lenders (collectively, the “Lenders”) entered into a loan agreement (the “Loan Agreement”), pursuant to which the Borrowers obtained an $830 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 61 of the 62 properties owned or ground-leased by certain of our subsidiaries, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account.

As of December 31, 2014, we had $847.5 million in mortgages payable, comprised of $830.0 million under the Loan secured by 61 of our 62 properties, and $17.5 million secured by the Fort Worth, Texas Residence Inn property. The proceeds from the $830.0 million mortgage loan were used to repay $763.9 million of mortgage and mezzanine loans outstanding which were obtained in connection with the Merger. In addition, $47.5 million of the loan proceeds were used to redeem approximately 25% of the outstanding 7% Series A Preferred Shares from shareholders on a pro-rata basis on December 31, 2014, consisting of $46.8 million of shares redeemed and $0.7 million of accrued dividends. The new mortgage loan requires interest payments monthly. See the notes to our consolidated financial statements for additional information regarding our mortgage loans.

We had an effective interest rate of 4.10% for our long-term debt during 2014, and as of December 31, 2014, our weighted average interest rate on our long-term debt was 3.00%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of December 31, 2014 are as follows (in thousands):

2015	$421
2016	830,440
2017	464
2018	487
2019	510
Thereafter	15,131

Total	$847,453

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan Agreement, at closing we were required to deposit $26.0 million into a restricted cash account to fund required capital improvements. In addition, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $34.2 million in 2014 in capital improvements across our portfolio of properties, and expect to spend approximately another $50.0 million in 2015.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. We paid the following common dividends in 2014 and 2013:

2014		2013
Date Paid	Per Share	Date Paid	Per Share
February 19, 2014	$50,000.00
May 16, 2014	$90,000.00
August 15, 2014	$90,000.00	August 15, 2013	$41,000.00
November 17, 2014	$70,000.00	November 15, 2013	$100,000.00

Dividends for our common stock are anticipated to be paid quarterly in February, May, August and November each year, although no common dividend was paid in February 2015.

We paid the following dividends for the Series A Preferred Stock in 2014 and 2013:

2014		2013
Date Paid	Per Share	Date Paid	Per Share
January 15, 2014	$0.0333
April 15, 2014	$0.0333
July 15, 2014	$0.0333	July 15, 2013	$0.0229
October 15, 2014	$0.0333	October 15, 2013	$0.0333

On December 31, 2014, our Board of Directors declared a dividend for the Series A Preferred Stock of $0.0333 per share, payable on January 15, 2015 to shareholders of record on January 1, 2015. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2014 (in thousands):

		Amount of Commitments Expiring per Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Mortgages payable	$847,453	$421	$830,904	$997	$15,131
Interest on mortgages payable (a)	53,640	25,435	24,747	1,502	1,956
Ground leases	1,193	270	345	198	380

Total contractual commitments	$902,286	$26,126	$855,996	$2,697	$17,467

(a)	For variable interest rate debt, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2014.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently, we are not experiencing any material impact from inflation.

Seasonality

Demand in the lodging industry is impacted by recurring seasonal patterns. For properties located in non-resort markets, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters, and higher revenue, operating income and cash flow in the second and third quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or, if necessary, any available other financing sources to make distributions to shareholders.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements included elsewhere in this filing. We believe that the following accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Investment in Real Estate and Related Depreciation - Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful life of the real estate asset. Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, 10 years for land and building improvements and three to seven years for furniture and equipment.

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

Impairment of Investment in Real Estate - We record impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. We monitor our properties on an ongoing basis by reviewing financial performance and consider each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, we also prepare a quarterly recoverability analysis for each of our properties to assist with our evaluation of impairment indicators. The analysis compares each property’s current year actual and forecasted occupancy and RevPAR compared to the prior year. No triggering events have occurred to indicate the asset carrying values will not be recoverable as of December 31, 2014. If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, our carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Goodwill - Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations, and is characterized by the intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, goodwill is not amortized, but instead reviewed for impairment at least annually. We perform our annual testing for impairment of goodwill during the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present. The impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step is a comparison of the fair value of the reporting unit, determined using an income approach and validated by a market approach, to its carrying amount. If the carrying amount exceeds the fair value, the second step quantifies any impairment write-down by comparing the current implied value of goodwill to the recorded goodwill balance. There was no impairment of goodwill for any of the periods presented.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the update, discontinued operations are defined as either (1) a component of an entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or (2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting update is effective for accounting periods beginning on or after December 15, 2016. Early application is not permitted. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to apply the provisions of ASU 2014-15 for accounting periods beginning after December 15, 2016. The Company does not expect the new standard to impact its combined financial statements or require further disclosure.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates. At December 31, 2014, our floating rate debt consisted of $830.0 million in mortgage debt (“Variable Mortgage Debt”) acquired in December 2014. No principal payments are required on the Variable Mortgage Debt, which matures in December 2016 with three one-year extension options for the borrower, subject to certain conditions. The Variable Mortgage Debt is in U.S. dollars and bears interest at LIBOR plus a fixed margin rate of 2.80%. Accordingly, we are vulnerable to changes in U.S. dollar based short-term interest rates, specifically LIBOR.

We acquired one interest rate cap, as required by the terms of the Variable Mortgage Debt, considered to be a derivative instrument. The agreement caps the base interest rate on the Variable Mortgage Debt, before applying the applicable margins on the loan, at 4.50%. We did not designate the derivative as a hedge for accounting purposes and, accordingly, account for the interest rate cap at fair value in the accompanying consolidated balance sheet in other assets with adjustments to fair value recorded in (loss) gain on derivatives in the consolidated statements of operations.

If the prevailing LIBOR on our Variable Mortgage Debt were to increase or decrease by 1.00%, or 100 basis points, the increase or decrease in interest expense on our Variable Mortgage Debt would increase or decrease future earnings by approximately $8.3 million annually excluding any impact of the interest rate cap if applicable. If interest rates were to change gradually over time, the impact would be spread over time.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

BRE Select Hotels Corp

New York, New York

We have audited the accompanying consolidated balance sheet of BRE Select Hotels Corp and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BRE Select Hotels Corp and subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BRE Select Hotels Corp

We have audited the accompanying consolidated balance sheets of BRE Select Hotels Corp as of December 31, 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2013 (Successor) and for the period from January 1, 2013 through May 13, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor) (Successor and Predecessor collectively, the Company). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Select Hotels Corp at December 31, 2013, and the consolidated results of their operations and their cash flows for the year ended December 31, 2013 (Successor), the period from January 1, 2013 through May 13, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, NY

March 28, 2014

BRE SELECT HOTELS CORP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Investment in real estate, net of accumulated depreciation of $43,771 and $16,359, respectively	$974,833	$959,014
Hotels held for sale	0	9,485
Cash and cash equivalents	22,776	23,902
Restricted cash	40,719	39,179
Due from third party managers, net	4,764	4,841
Prepaid expenses	2,166	2,352
Deferred financing costs, net	9,817	12,575
Goodwill	126,377	126,377
Other assets	912	3,858

TOTAL ASSETS	$1,182,364	$1,181,583

LIABILITIES
Accounts payable and accrued expenses	$18,969	$12,453
Due to third party managers, net	1,580	0
Mortgages payable	847,453	617,855
Mezzanine loans	0	175,000

TOTAL LIABILITIES	868,002	805,308

Commitments and contingencies (Note 7)

7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized;72,382,848 issued and outstanding at December 31, 2014; 97,032,848 shares issued and outstanding at December 31, 2013	137,160	183,825

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at December 31, 2014 and December 31, 2013	0	0
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at December 31, 2014 and December 31, 2013	0	0

Additional paid-in capital	177,202	192,450

TOTAL SHAREHOLDER’S EQUITY	177,202	192,450

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,182,364	$1,181,583

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Successor		Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	Period from January 1, through May 13, 2013	Year ended December 31, 2012
REVENUE
Room revenue	$258,223	$159,859	$82,063	$230,623
Other revenue	18,298	11,151	6,212	16,771
Reimbursed expenses	0	0	2,838	7,965

Total revenue	276,521	171,010	91,113	255,359

EXPENSES
Operating expense	66,373	40,909	23,167	61,933
Hotel administrative expense	22,191	13,939	7,159	19,341
Sales and marketing	21,009	13,096	7,407	19,935
Utilities	9,969	6,251	3,188	9,139
Repair and maintenance	10,789	6,700	4,081	10,846
Franchise fees	12,799	7,971	3,716	10,400
Management fees	10,086	5,813	3,010	8,529
Taxes, insurance and other	14,725	8,593	4,457	12,518
General and administrative	6,850	3,193	2,828	7,613
Merger transaction costs	0	21,537	67,633	4,037
Reimbursed expenses	0	0	2,838	7,965
Depreciation expense	27,412	16,359	10,651	30,322

Total expenses	202,203	144,361	140,135	202,578

Operating income (loss)	74,318	26,649	(49,022)	52,781

Interest expense, net	(38,783)	(24,531)	(1,439)	(2,806)
Extinguishment of mortgages payable and mezzanine loans	(4,295)	0	0	0
(Loss) gain on derivatives	(735)	34	0	0

Income (loss) from continuing operations before income tax expense	30,505	2,152	(50,461)	49,975

Income tax expense	(2,742)	(826)	(140)	(391)

Income (loss) from continuing operations	27,763	1,326	(50,601)	49,584

(Loss) income from discontinued operations, net of tax (Note 12)	(44)	(286)	18	(41)

Net income (loss)	27,719	1,040	(50,583)	49,543

Series A Preferred Stock dividends declared	(12,797)	(9,369)	0	0

Net income (loss) available for common stockholders	$14,922	($8,329)	($50,583)	$49,543

Basic and diluted net income (loss) per common share
From continuing operations, after Series A Preferred Stock dividends	$149,660.00	($80,430.00)	($0.55)	$0.54
From discontinued operations	(440.00)	(2,860.00)	0.00	0.00

Total basic and diluted net income (loss) per common share available to common stockholders	$149,220.00	($83,290.00)	($0.55)	$0.54

Weighted average common shares outstanding -basic and diluted	100	100	91,270,197	91,142,011

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands, except per share data)

	Successor
	Common Stock		Series B Preferred Stock		Additional Paid-in Capital	Distributions Greater than Net Income	Total Shareholder’s Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2012	0	$0	0	$0	$0	$0	$0
Net proceeds from the issuance of common shares	100	0	0	0	0	0	0

Net proceeds from the sale of Series B Preferred Stock	0	0	113	113	0	0	113
Series B Preferred Stock redeemed	0	0	(113)	(113)	0	0	(113)
Net capital contribution from the Sponsor	0	0	0	0	214,880	0	214,880
Net income	0	0	0	0	0	1,040	1,040
Merger costs allocated to Series A Preferred Stock	0	0	0	0	(1,223)	0	(1,223)
Cash dividends declared and paid to common shareholder ($141,000 per share)	0	0	0	0	(13,060)	(1,040)	(14,100)
Preferred dividend earned ($0.0333 per share)	0	0	0	0	(8,147)	0	(8,147)

Balance at December 31, 2013	100	$0	0	$0	$192,450	$0	$192,450

Net income	0	0	0	0	0	27,719	27,719
Cash dividends declared and paid to common shareholder ($300,000 per share)	0	0	0	0	(2,281)	(27,719)	(30,000)
Preferred dividends earned ($0.1332 per share)	0	0	0	0	(12,967)	0	(12,967)

Balance at December 31, 2014	100	$0	0	$0	$177,202	$0	$177,202

	Predecessor
	Common Stock		Series B Convertible Preferred Stock		Distributions Greater than Net Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2012	91,227	899,958	240	24	(225,335)	674,647
Compensation expense relating to Series B convertible preferred stock	5,801	64,392	(240)	(24)	0	64,368
Net loss	0	0	0	0	(50,583)	(50,583)

Balance at May 13, 2013	97,028	$964,350	0	$0	($275,918)	$688,432

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	Period from January 1, through May 13, 2013	Year ended December 31, 2012
Cash flows from operating activities:
Net income (loss)	$27,719	$1,040	($50,583)	$49,543
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	27,412	16,401	10,912	31,054
Estimated selling costs on hotels held for sale	0	340	0	0
Loss on sale of hotels held for sale	150	0	0	0
Fair value adjustment of interest rate cap	735	(34)	0	0
Amortization of deferred financing costs	5,464	3,309	93	219
Extinguishment of mortgages payable and mezzanine loans	4,295	0	0	0
Expense of financing fees for mortgage loan	3,217	0	0	0
Other non-cash expenses, net	(29)	(18)	2	466
Changes in operating assets and liabilities:
Increase in cash restricted for operating expenses	(6,884)	(6,484)	0	0
Decrease in cash restricted for operating expenses due to extinguishment of mortgage payable and mezzanine loans	2,390	0	0	0
Decrease (increase) in due to/from third party managers, net	1,657	2,345	(1,001)	(948)
Decrease (increase) in prepaid expenses and other assets	2,286	(2,016)	(313)	262
Increase (decrease) in accounts payable and accrued expenses	(1,677)	4,488	(1,301)	580

Net cash provided by (used in) operating activities	66,735	19,371	(42,191)	81,176

Cash flows from investing activities:
Capital improvements, net	(34,234)	(4,345)	(7,735)	(12,338)
Proceeds from sale of hotels held for sale, net	9,380	0	5,866	0
Property insurance proceeds	439	0	0	0
Cash paid for business acquisition, net of cash acquired	0	(881,652)	0	0
(Increase) decrease in cash restricted for property improvements	(11,597)	(31,499)	113	2,281
Decrease in cash restriced for property improvements due to extinguishment of mortgage payable and mezzanine loans	14,551	0	0	0
Other investing activities, net	0	0	0	(795)

Net cash used in investing activities	(21,461)	(917,496)	(1,756)	(10,852)

Cash flows from financing activities:
Net payment on credit facility	0	(30,970)	(3,500)	(9,220)
Net proceeds from borrowings on mortgage payable and mezzanine loans	830,000	775,000	0	18,300
Payments of mortgage debt	(600,402)	(223)	(5,869)	(13,658)
Payments of mezzanine debt	(175,000)	0	0	0
Financing fees	(10,218)	(15,884)	0	(163)
Payment for interest rate cap	(328)	0	0	0
Net proceeds related to issuance of Units	0	0	0	18,536
Redemptions of Units	0	0	0	(18,014)
Conversion of Series B convertible preferred stock	0	0	64,367	0
Net capital contribution from the Sponsor	0	214,880	0	0
Merger costs related to issuance of Series A Preferred Stock	0	(1,223)	0	0
Redemption of Series A Preferred Stock	(46,835)	0	0	0
Dividends paid to Series A Preferred shareholders	(13,617)	(5,453)	0	0
Dividends paid to common shareholders	(30,000)	(14,100)	0	(66,137)

Net cash (used in) provided by financing activities	(46,400)	922,027	54,998	(70,356)

Net (decrease) increase in cash and cash equivalents	(1,126)	23,902	11,051	(32)

Cash and cash equivalents, beginning of period	23,902	0	0	32

Cash and cash equivalents, end of period	$22,776	$23,902	$11,051	$0

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$34,128	$20,122	$933	$3,099
Taxes paid	$3,184	$1,247	$367	$400
Accrued capital improvements	$11,284	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six was completed on May 14, 2013 (the “Acquisition Date”). As of December 31, 2014, the Company owned 62 hotels located in 18 states with an aggregate of 7,347 rooms.

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

Cash and Cash Equivalents - Cash and cash equivalents primarily consist of cash in banks. Cash equivalents consist of investments with original maturities of three months or less at acquisition. The Company has deposits in excess of $250,000 within single financial institutions that are not insured by the Federal Deposit Insurance Corporation. The Company believes it mitigates this risk by depositing with major financial institutions.

Restricted Cash - Restricted cash consists of deposits held in escrow for the payment of certain required repairs, capital improvements, property taxes, insurance and ground rent pursuant to the terms of the Company’s mortgages payable and mezzanine loans, as well as a repairs and improvements reserve required by the Marriott International Inc. or its affiliates (“Marriott”) management agreements. See Note 5 for additional information concerning the extinguishment of certain mortgage and mezzanine loans and the issuance of new mortgage loans during 2014. The Company’s policy is to present changes in restricted cash attributable to property taxes, insurance and ground rent as a component of operating cash flows and changes in restricted cash attributable to repairs and capital improvements as a component of investing cash flows in the consolidated statements of cash flows.

Due from Third Party Managers, net - Due from third party managers, net, represents the net working capital advanced to and held by the hotel management companies for operation of the hotels.

Due to Third Party Managers, net – Due to third party managers, net, represents management fees due in excess of the net working capital advanced to and held by the hotel management companies for operation of the hotels.

Investment in Real Estate and Related Depreciation - Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful life of the real estate asset. Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, 10 years for land and building improvements and three to seven years for furniture and equipment.

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

Impairment of Investment in Real Estate - The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s current year actual and forecasted occupancy and revenue per available room (“RevPAR”) compared to the prior year. No triggering events have occurred to indicate the asset carrying values will not be recoverable as of December 31, 2014. If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and in such instances an impairment loss would be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Hotels Held for Sale - The Company classifies assets as held for sale when the criteria specified under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets, are met. Specifically, the criteria followed by the Company includes (a) management commits to a plan to sell, (b) the asset is available for immediate sale in its present condition, (c) the Company initiates an active program to locate a buyer, (d) the sale is probable to be completed within one year, and (e) the Company is actively marketing the asset at a reasonable price in relation to its current fair value. The Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded. There are no hotels held for sale as of December 31, 2014.

Goodwill - Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations, and is characterized by the intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, goodwill is not amortized, but instead reviewed for impairment at least annually. The Company performs its annual testing for impairment of goodwill during the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present. The impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step is a comparison of the fair value of the reporting unit, determined using an income approach and validated by a market approach, to its carrying amount. If the carrying amount exceeds the fair value, the second step quantifies any impairment write-down by comparing the current implied value of goodwill to the recorded goodwill balance. There was no impairment of goodwill for any of the periods presented.

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

Income Taxes - The Company made an election, through the filing of Form 1120-REIT for 2012, to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the Company’s short taxable year ended December 31, 2012. In order to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distributes at least 90% of its adjusted taxable income to its shareholder, subject to certain adjustments and excluding any net capital gain. The Company intends to adhere to these requirements to qualify for REIT status, and assuming it does qualify for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s shareholder. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes. The income tax expense is less than the U.S. statutory rate as a result of these TRS.

Valuation of Deferred Tax Assets - A valuation allowance for deferred tax assets is provided when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in performing this assessment. A valuation allowance of $0.9 million was established for a Company subsidiary where it is not considered more likely than not that the deferred tax assets will be realized.

Income (loss) from Discontinued Operations - Income (loss) from discontinued operations is computed in accordance with ASC 205-20, Discontinued Operations, which requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real property that has been sold, or otherwise qualifies as held for sale, be classified as discontinued operations and segregated from the Company’s continuing operations in the consolidated statements of operations.

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

Subsequent to the issuance of the December 31, 2013 consolidated financial statements, the Company identified an immaterial error in its presentation of Series A Preferred Stock dividends and net loss available for common stockholders. The Company has revised the prior year amounts to properly reflect the actual dividends declared during the year on the Series A Preferred Stock. Management believes these adjusted amounts do not materially impact the consolidated financial statements for the year ended December 31, 2013 as previously reported on Form 10-K with the SEC.

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the Consolidated Statements of Operations for the year ended December 31, 2013.

(in thousands, except share data)	As Previously Reported	Adjustments	As Revised
Income from continuing operations	$1,326	$0	$1,326
Loss from discontinued operations, net of tax	(286)	0	(286)

Net income	1,040	0	1,040
Series A Preferred Stock dividends declared	(3,231)	(6,138)	(9,369)

Net loss available for common stockholders	($2,191)	($6,138)	($8,329)

Basic and diluted net income (loss) per common share
From continuing operations, after Series A Preferred Stock dividends	($19,050.00)		($80,430.00)
From discontinued operations	(2,860.00)		(2,860.00)

Total basic and diluted net loss per common share available to common stockholders	($21,910.00)		($83,290.00)

Weighted average common shares outstanding -basic and diluted	100		100

Segment Information - The Company derives revenues and cash flows from its hotel portfolio. Hotel portfolio financial information is analyzed for purposes of assessing performance and allocating resources. Therefore, the Company has one operating segment consisting of its hotel portfolio.

New Accounting Pronouncements - In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the update, discontinued operations are defined as either (1) a component of an entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or (2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements.

Historically, the Company has classified and reported disposals of its operating properties for which operations and cash flows are clearly distinguished as discontinued operations. See Note 12. Upon adoption of this standard, we expect that future disposals of operating real estate assets will not qualify for discontinued operations reporting treatment, unless the disposals represent a strategic shift that will have a major effect on the Company’s operations and financial results.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting update is effective for accounting periods beginning on or after December 15, 2016. Early application is not permitted. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to apply the provisions of ASU 2014-15 for accounting periods beginning after December 15, 2016. The Company does not expect the new standard to impact its consolidated financial statements or require further disclosure.

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

The Company has not supplemented its disclosures relating to the business acquisition with unaudited pro forma financial information and actual earnings since the acquisition date as the disclosure is impracticable and not relevant to the users of the financial statements. The Company is a non-traded REIT which was formed for the sole purpose of acquiring Apple Six, and whose common stock is wholly-owned by one stockholder, as discussed above. Additionally, the Company’s Series A Preferred stockholders do not participate in earnings and receive a cumulative dividend as discussed in Note 8. The consolidated financial statements and related footnote disclosures contain sufficient information regarding the Predecessor and Successor operating results for the periods presented. As such, management does not believe the omission of unaudited pro forma financial information is material to the consolidated financial statements as a whole.

4.	Investment in Real Estate, net

Investment in real estate, net as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Land and Improvements	$154,353	$153,968
Building and Improvements	805,183	793,900
Furniture, Fixtures and Equipment	34,947	25,408
Construction in Progress	24,121	2,097

	1,018,604	975,373
Less: Accumulated Depreciation	(43,771)	(16,359)

Investment in Real Estate, net	$974,833	$959,014

5.	Mortgages Payable and Mezzanine Loans

Long-term debt as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Mortgages payable	$847,453	$617,855
Mezzanine loans	0	175,000

Total	$847,453	$792,855

On December 3, 2014, certain indirect wholly owned subsidiaries (the “Borrowers”) of the Company with commercial lenders (collectively, the “Lenders”) entered into a loan agreement (the “Loan Agreement”), pursuant to which the Borrowers obtained an $830 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 61 of the 62 properties owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account.

The proceeds from the Loan were used to repay the mortgage and mezzanine loans obtained on May 14, 2013 by the Borrowers, as well as certain indirect wholly-owned subsidiaries of the Company that own direct and indirect interests in the Borrowers (the “Mezzanine Borrowers”), in the aggregate original principal amount of $775 million and with an aggregate current outstanding principal amount of $763.9 million as of the date of repayment. Accordingly, on December 3, 2014, the Borrowers and Mezzanine Borrowers repaid in full, cancelled and terminated their respective mortgage and mezzanine loan agreements outstanding at that date without any penalties incurred.

The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.80%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $830 million, a termination date of December 9, 2016 and a strike rate of 4.50%. The Loan is scheduled to mature on December 9, 2016, with an option for the Borrowers to extend the initial term for three one-year extension terms, subject to certain conditions. The Loan is not subject to any mandatory principal amortization.

The Loan contains various representations and warranties, as well as certain financial, operating and other covenants that will among other things, limit the Company’s ability to:

•	incur additional secured or unsecured indebtedness;

•	make cash distributions at any time that the debt yield, representing the quotient (expressed as a percentage) calculated by dividing the annualized net operating income of the properties subject to the Loan by the outstanding principal amount of the indebtedness under the Loan, is less than 7.50% during the first four years of the Loan and 7.75% during the fifth year of the Loan or if there is a default continuing under the Loan, until such time as the debt yield is equal to or greater than 7.50% during the first four years of the Loan) and 7.75% during the fifth year of the Loan or the Loan default has been cured;

•	make investments or acquisitions;

•	use assets as security in other transactions;

•	sell assets (except that the Borrowers are permitted to sell assets so long as the debt yield is not reduced, subject to payment of applicable prepayment premiums and other property release requirements);

•	guarantee other indebtedness; and

•	consolidate, merge or transfer all or substantially all of the Company’s assets.

Defaults under the Loan include, among other things, the failure to pay interest or principal when due, material misrepresentations, transfers of the underlying security for the Loan without any required consent from the Lender, defaults under certain agreements relating to the properties, including franchise and management agreements, bankruptcy of a Borrower or any guarantor of the Loan, failure to maintain required insurance and a failure to observe other covenants under the Loan, in each case subject to any applicable cure rights.

The Borrowers may prepay the Loan, in whole or in part, at any time, except that, if a prepayment is made at any time during the period from the first month through the ninth month of the initial term of the Loan and such prepayment, when aggregated with all other prepayments made by the Borrowers, exceeds 15% of the amount of the Loan funded to the Borrowers, then the Borrowers will pay to the Lender an amount equal to the then effective margin rate on the principal being prepaid for the period from the date of the prepayment through the ninth month of the initial term of the Loan. Any prepayment made after the ninth month of the initial term of the Loan may be made without any prepayment penalty or fee. Notwithstanding the foregoing, any prepayment of the Loan with casualty or condemnation proceeds will not be subject to any limitation on prepayment or any prepayment fee or penalty, and any prepayment to enable the Borrowers to remove a ground leased property as collateral security due to a default by the Borrower under the applicable ground lease or any prepayment to enable the Borrowers to remove a property that is subject to a default under a franchise agreement encumbering such property will not be subject to any prepayment fee or penalty, but will be subject to limited conditions to prepayment.

In addition, the applicable Borrowers for the Loan and BSHH LLC, a Delaware limited liability company (the “Guarantor”) and an affiliate of BRE Holdings, will have recourse liability under the Loans for certain matters typical of a transaction of this type, including, without limitation, relating to losses arising out of actions by the

Borrower, Guarantor, Sponsor or their respective affiliates controlled by the Sponsor which constitute fraud, intentional misrepresentation, misappropriation of funds (including insurance proceeds), removal or disposal of any property after an event of default under the Loan, a material violation of the due on sale/encumbrance covenants set forth in the loan agreements, willful misconduct that results in waste to any property and any material modification or voluntary termination of a ground lease without the Lender’s prior written consent if required under the loan agreements. The Borrowers will also have recourse liability for the Loan in the event any security instrument or loan agreement is deemed a fraudulent conveyance or a preference, and the Borrowers and the Guarantor will have recourse liability for the Loan in the event of a voluntary or collusive involuntary bankruptcy of any Borrower or any operating lessee of the properties or in the event Borrower, Guarantor, Sponsor or their respective affiliates controlled by the Sponsor consents to or joins in the application for the appointment of a custodian, receiver, trustee or examiner of any Borrower or the operating lessee of any of the properties or any property, provided, however, the liability of the Guarantor described in this sentence shall not exceed 15% of the principal amount of the Loan outstanding at the time the event occurred.

Concurrent with the execution of the documents reflecting the Loan, the Company executed an Indemnity Agreement in favor of the Guarantor pursuant to which the Company agrees to indemnify and hold the Guarantor harmless from any losses incurred by the Guarantor pursuant to the terms of the guaranty executed by the Guarantor in favor of the Lenders in connection with the Loan.

Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the Loan. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $5.5 million and $3.3 million for the years ended December 31, 2014 and 2013, respectively, and is included in interest expense in the consolidated statements of operations.

In addition, the Company incurred $4.3 million of costs for extinguishment of mortgages payable and mezzanine loans, which represents the write-off of the applicable deferred financing costs incurred in connection with the origination of the mortgage and mezzanine loan agreements entered into at the time of the Merger since the loans were paid off in December 2014. The Company capitalized $6.9 million of deferred financing costs associated with the Loan.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance as of December 31, 2014 was $17.5 million and is included in mortgages payable in the consolidated balance sheets.

Interest expense, excluding deferred financing costs, was $33.3 and $21.2 million for the years ended December 31, 2014 and 2013, respectively, and is included in interest expense, net in the consolidated statements of operations.

The Company had an effective interest rate of 4.10% for its long-term debt during 2014, and as of December 31, 2014, the Company’s weighted average interest rate on its long-term debt was 3.00%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of December 31, 2014 are as follows (in thousands):

2015	$421
2016	830,440
2017	464
2018	487
2019	510
Thereafter	15,131

Total	$847,453

6.	Fair Value of Financial Instruments

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

	December 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:
Interest rate caps	$59	$59	$465	$465

Financial assets not measured at fair value:
Cash and cash equivalents	$22,776	$22,776	$23,902	$23,902
Restricted cash	$40,719	$40,719	$39,179	$39,179
Due from third party managers, net	$4,764	$4,764	$4,841	$4,841

Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$18,969	$18,969	$12,453	$12,453
Due to third party managers, net	$1,580	$1,580	$0	$0
Mortgages payable	$847,453	$846,927	$617,855	$616,425
Mezzanine loans	$0	$0	$175,000	$175,000

Interest rate caps - The Company acquired one interest rate cap agreement, as required by the terms of its Loan, considered to be a derivative financial instrument. The agreement caps the interest rate on its Loan Agreement. The Company did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate cap at fair value in the accompanying consolidated balance sheets in other assets with adjustments to fair value recorded in gain (loss) on derivatives in the consolidated statements of operations. The interest rate cap was acquired at a cost of $0.3 million. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principles and reasonable estimates where applicable from a third party source. This is considered a Level 2 valuation technique. Fair value changes on the interest rate cap are classified as a component of cash flows from operations. The carrying amount of the three interest rate cap agreements acquired in connection with mortgage and mezzanine loans obtained as part of the merger was expensed in conjunction with the loan repayments.

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

Mortgages payable - For fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The fair value of the $830 million mortgage loan cannot be reasonably estimated because it is not readily determinable without undue cost.

7.	Commitments and Contingencies

Legal Fees - In connection with the Merger, on November 29, 2012 Apple Six entered into a litigation cost sharing agreement with Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (the “other Apple REIT companies”). Pursuant to the litigation cost sharing agreement:

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

•	The Company, as successor to Apple Six, will pay 25%, and the other parties to the litigation cost sharing agreement will pay 75%, of the fees and expenses of specified counsel or any other counsel, consultant or service provider jointly retained in connection with the SEC investigation, incurred after November 29, 2012 in connection with the SEC investigation. On February 12, 2014, the SEC entered into a settlement with the Company, the Other Apple REIT Companies and Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc. and Apple Nine Advisors, Inc. (collectively the “Advisory Companies”) and Glade M. Knight, Apple Six’s former Chief Executive Officer, and Bryan F. Peery, Apple Six’s former Chief Financial Officer. The settlement related to the previously announced SEC investigation focused principally on the adequacy of certain disclosures in the filings of Apple Six beginning in 2008, as well as the review of certain transactions involving Apple Six and certain of the other Apple REIT companies with which the Company is not affiliated. Following completion of the Company’s acquisition of Apple Six on May 14, 2013, the Company, as the surviving corporation in the Merger, became involved in the SEC investigation. The settlement requires the Company to, without admitting or denying any allegations, consent to the issuance of an administrative order alleging various disclosure deficiencies that occurred at the Apple REITs prior to the Company’s acquisition of Apple Six and to cease and desist from committing or causing violations of specified securities laws, but does not require the Company to pay any financial penalties. Certain of the other parties to the settlement agreement with which the Company is not affiliated, however, also agreed to pay financial penalties and made certain undertakings that are not applicable to the Company. The settlement has no impact on the consolidated financial statements of the Company.

Franchise Agreements - As of December 31, 2014, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) are operated under franchise agreements between the Company’s TRS and Marriott or Hilton Hotels Corporation or one of their respective affiliates. The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the consolidated statements of operations.

Management Agreements - As of December 31, 2014, each of the Company’s 62 hotels are operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Stonebridge Realty Advisors, Inc. (“Stonebridge”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), or Interstate Hotels & Resorts, Inc. (“Interstate”). In connection with the Merger, the five hotels previously managed by affiliates of Hilton Worldwide, Inc. (“Hilton”) and the one hotel previously managed by Newport Hospitality Group, Inc. were converted to management by Interstate on May 14, 2013. The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.5%—7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the consolidated statements of operations. The agreements have remaining terms generally ranging from less than one to 19 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels. Effective January 30, 2015, the Company changed the management of the Clearwater, Florida SpringHill Suites and Lake Mary, Florida Courtyard properties from LBA to Interstate.

TRS Lease Agreements - The Company’s lease agreements are intercompany agreements between the TRS lessees and our property-owning subsidiaries. These agreements generally contain terms which are customary for third-party lease agreements, including terms for rent payments and other expenses. All related rental income and expense related to the TRS lease agreements net to zero on a consolidated basis, and therefore have no impact on the consolidated financial statements.

Ground Leases - As of December 31, 2014, four of the Company’s hotel properties had ground leases with remaining terms ranging from two to 20 years. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 19 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining three leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses totaled $0.3 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively, and are included in taxes, insurance and other in the consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to December 31, 2014 and thereafter are as follows (in thousands):

2015	$270
2016	212
2017	133
2018	99
2019	99
Thereafter	380

Total	$1,193

8.	7% Series A Cumulative Redeemable Preferred Stock

In connection with the Merger, the Company issued 97,032,848 shares of Series A Preferred Stock. The terms of these shares provide the Company with the right to redeem such shares at any time for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. In addition, the terms of these shares include an option for a holder of such shares to require the Company to redeem all or a portion of such holder’s shares on or after November 14, 2020 for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. The initial dividend rate on these shares is 7% per annum. The dividend rate will increase to 9% per annum if dividends are not paid in cash for more than six quarters, and to 11% per annum if they are not redeemed after the earlier of certain change of control events and May 14, 2018. Due to the put option provided to the holders of these shares, such shares have been classified outside permanent shareholder’s equity.

On December 31, 2014, approximately $47.5 million of the proceeds of the Loan were used to redeem 24,650,000 shares of the Series A Preferred Stock. Shares were redeemed on a pro rata basis from each shareholder at a redemption price of $1.9281 per share, which was comprised of the $1.90 liquidation preference per share along with $0.0281 in accumulated and unpaid dividends earned through the December 31, 2014 redemption date.

On September 30, 2013, BRE Holdings purchased approximately 2.0 million shares of the Series A Preferred Stock for $1.30 per share as part of a tender offer extended to all shareholders. BRE Holdings currently owns approximately 1.5 million shares of the Series A Preferred Stock after the redemption.

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million from the date of the Merger Agreement (November 29, 2012). The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of December 31, 2014, the initial liquidation preference has not been adjusted.

On May 14, 2013, the Series A Preferred Stock was recorded on the balance sheet at the initial liquidation preference of $1.90 per share less $1.2 million of Merger transaction costs attributed to the issuance of the shares.

Dividends were declared to be paid in cash for all four quarters of 2014, of which 100% were characterized as ordinary income. On December 31, 2014, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, payable on January 15, 2015 to shareholders of record on January 1, 2015. As of December 31, 2014, the Company accrued $2.4 million for this dividend, which is included in accounts payable and accrued expenses in the consolidated balance sheets.

The table below reconciles the Series A Preferred Stock for the years ended December 31, 2014 and 2013 (amounts in thousands except per share data):

Shares issued	97,033
Liquidation preference (per share)	$1.90

Beginning balance as of May 14, 2013	$184,363
Issuance costs	(1,223)
Accretion of issuance costs	1,223
Dividends declared in 2013	(8,685)
Dividends earned in 2013	8,147

Ending balance as of December 31, 2013	$183,825
Dividends declared in 2014	(12,797)
Dividends earned in 2014	12,967
Redemption	(46,835)

Ending balance as of December 31, 2014	$137,160

9.	Shareholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At December 31, 2014 and 2013, there were 100 shares of common stock issued and outstanding. BRE Holdings owns 100% of the Company’s issued and outstanding common stock. Dividends were declared to be paid in cash for all four quarters of 2014, of which 19.53% were characterized as ordinary income and 80.47% were characterized as return of capital.

Under the prior Amended and Restated Certificate of Incorporation, the authorized preferred stock of the Company included a series designated Series B Redeemable Preferred Stock (“Series B Preferred Stock”), of which 125 shares were authorized. The Company, at its option, was able to redeem shares of the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $1,000 per share plus an amount equal to all accrued and unpaid dividends thereon to and including the date fixed for redemption. Dividends on the Series B Preferred Stock were payable at the rate of 12% per annum of the total $1,000 per share. 113 shares of Series B Preferred Stock were issued on January 18, 2013 and were redeemed on May 10, 2013. No Series B Preferred Stock was issued or outstanding at December 31, 2014 or December 31, 2013.

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

The provision for income taxes differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences (in thousands):

	Year Ended December 31,
	2014		2013
Statutory federal income tax provision	$10,372	34.0%	$738	34.0%
Adjustment for nontaxable income	(8,150)	(26.7)	(160)	(7.3)
State income taxes, net of federal income tax benefit	370	1.2	242	11.3
Other	150	0.5	6	0.4

Total income tax expense	$2,742	9.0%	$826	38.4%

The components of the Company’s income tax expense from continuing operations for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Income tax expense (benefit):
Current:
Federal	$2,254	$950
State	571	366
Deferred:
Federal	(75)	(449)
State	(8)	(41)

Total	$2,742	$826

The components of the consolidated TRS’s net deferred tax assets as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax balances:
Accrued expenses and other	$549	$533
Prepaid expenses and other	37	(43)
Net operating loss carryforward	935	0

	1,521	490
Valuation allowances	(935)	0

Net deferred tax assets	$586	$490

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on tax planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

A position taken or expected to be taken by the Company in a tax return is recognized, or derecognized, in the consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of December 31, 2014, the Company does not have any uncertain tax positions. The Company’s policy for interest and penalties, if any, on uncertain tax positions recognized in the consolidated financial statements is to classify these as interest expense and operating expense, respectively.

The Company conducts business and files tax returns in the United States and numerous states and local jurisdictions. The Company’s tax years are generally open after 2010.

11.	Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor control Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $17.5 million of franchise fees, marketing fees, and other expenses during the year ended December 31, 2014 under agreements with Hilton or its subsidiaries. In addition, the Company uses Hilton to procure select capital improvements for its hotels. The Company paid Hilton $1.0 million during the year ended December 31, 2014, and owed Hilton $1.2 million as of December 31, 2014 related to capital improvements, which is included in accounts payable and accrued expenses in the consolidated balance sheets.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a non-economic management interest in this management company. The Company expensed and paid $1.1 million to this management company during the year ended December 31, 2014. No amounts were outstanding to this management company as of December 31, 2014.

The Company paid Blackstone Real Estate Advisors $5.9 million during the quarter ended June 30, 2013 as reimbursement for professional fees and related expenses paid on behalf of the Company in connection with the acquisition of Apple Six.

12.	Hotels Held for Sale and Discontinued Operations

Based on the performance, location and capital requirements, the Company committed to a plan to sell the four properties identified below:

•	Fairfield Inn - Birmingham, Alabama

•	SpringHill Suites - Montgomery, Alabama

•	Fairfield Inn - Orange Park, Florida

•	SpringHill Suites - Savannah, Georgia

All four of the hotels were sold during 2014 as summarized below (in thousands):

Hotel	Sale Date	Net Proceeds	Gain/ (Loss)
Fairfield Inn - Orange Park, Florida	April 23, 2014	$2,978	($67)
Fairfield Inn - Birmingham, Alabama	May 8, 2014	1,509	223
SpringHill Suites - Savannah, Georgia	June 2, 2014	3,405	(285)
SpringHill Suites - Montgomery, Alabama	September 4, 2014	1,488	(21)

Total		$9,380	($150)

The results of operations for these properties prior to the sale are classified as (loss) income from discontinued operations.

The following table sets forth the operating results from discontinued operations for the Successor and Predecessor periods (in thousands).

	Successor		Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	Period from January 1 through May 13, 2013	Year ended December 31, 2012
Total revenue	$2,479	$3,274	$1,856	$5,073
Hotel operating expenses	1,938	2,624	1,408	3,904
Taxes, insurance and other	102	149	168	193
General and administrative	67	104	0	8
Depreciation expense	0	42	262	732
Interest expense	328	317	0	277
Income tax (benefit) expense	(62)	(16)	0	0
Estimated selling costs	0	340	0	0
Gain (loss) from hotel dispositions	(150)	0	0	0

(Loss) income from discontinued operations	($44)	($286)	$18	($41)

The Company allocates interest expense to discontinued operations and has included such interest expense in computing income (loss) from discontinued operations. Interest expense was allocated by taking the loan release amounts for the discontinued operations, as a percentage of the total outstanding principal, multiplied by the interest expense for the period.

13.	Quarterly Financial Data (unaudited)

	Successor
	Quarter Ended - 2014
	March 31	June 30	September 30	December 31 (a)
	(in thousands, except per share data)
Revenues	$61,487	$73,333	$79,212	$62,489
Income (loss) from continuing operations	6,570	11,127	13,325	(3,259)
Income (loss) from discontinued operations	67	2	(162)	49
Net income (loss)	6,637	11,129	13,163	(3,210)
Series A Preferred Stock dividends declared	(3,231)	(3,231)	(3,231)	(3,104)
Net income (loss) available for common stockholders	3,406	7,898	9,932	(6,314)
Basic and diluted net income (loss) per common share available to common stockholders	$34,060.00	$78,980.00	$99,320.00	($63,140.00)
Distributions declared and paid per common share	$50,000.00	$90,000.00	$90,000.00	$70,000.00

(a)	Includes $3.2 million of advisory fees and expenses and $4.3 million of extinguishment of mortgages and mezzanine loans in connection with the debt refinancing transaction in December 2014.

	Successor
	Quarter Ended - 2013
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenues	$0	$37,561	$73,775	$59,674
Income (loss) from continuing operations	(14,888)	(1,009)	11,375	5,848
Income (loss) from discontinued operations	0	152	(455)	17
Net income (loss)	(14,888)	(857)	10,920	5,865
Series A Preferred Stock dividends declared	0	(2,907)	(3,231)	(3,231)
Net income (loss) available for common stockholders	(14,888)	(3,764)	7,689	2,634
Basic and diluted net income (loss) per common share available to common stockholders	($148,880.00)	($37,640.00)	$76,890.00	$26,340.00
Distributions declared and paid per common share	$0.00	$0.00	$41,000.00	$100,000.00

	Predecessor
	Quarter Ended March 31, 2013	Period from April 1 through May 13, 2013
	(in thousands, except per share data)
Revenues	$59,000	$32,112
Income (loss) from continuing operations	9,941	(60,543)
Income (loss) from discontinued operations	(38)	57
Net income (loss)	9,903	(60,486)
Basic and diluted net income (loss) per common share	$0.11	($0.66)
Distributions declared and paid per common share	$0.00	$0.00

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P. (“Blackstone”), an affiliate of the Company’s Sponsor, by Travelport Limited and Travelport Worldwide Limited, which may be considered the Company’s affiliates.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The board of directors and executive officers of the Company are currently comprised of the following four individuals:

Name	Age	Service as Director	Executive Office
William Stein	52	Since 2012	Chief Executive Officer and Senior Managing Director
Brian Kim	35	Since 2012	Chief Financial Officer, Vice President and Managing Director
A.J. Agarwal	48	Since 2013	President and Senior Managing Director
Tyler Henritze	34	Since 2013	Secretary, Vice President and Senior Managing Director

William J. Stein - Mr. Stein, age 52, is the Company’s Chief Executive Officer and Senior Managing Director, and he has served as a director and officer of the Company since November 29, 2012. Mr. Stein is a Senior Managing Director and Global Head of Asset Management in the Real Estate Group of Blackstone, an affiliate of the Company. Since joining Blackstone in 1997, Mr. Stein has been involved in the direct asset management and asset management oversight of Blackstone’s global real estate assets. Before joining Blackstone, Mr. Stein was a Vice President at Heitman Real Estate Advisors and JMB Realty Corp. Mr. Stein received a B.B.A. from the University of Michigan and an M.B.A. from the University of Chicago. Mr. Stein serves on the Board of Directors of Hilton Worldwide Holdings Inc., Brixmor Property Group Inc., Extended Stay America, Inc. and Nevada Property 1 LLC, where he serves on the audit committee. He previously served as a board member of La Quinta Holding Inc. until November 2014. In selecting Mr. Stein to serve as a director, the Company considered Mr. Stein’s tenure with Blackstone involving the direct asset management and asset management oversight of Blackstone’s global real estate assets, as well as his prior executive positions at other real estate advisory firms.

Brian Kim - Mr. Kim, age 35, is the Company’s Chief Financial Officer, Vice President and Managing Director, and he has served as a director and officer of the Company since November 29, 2012. Mr. Kim is a Managing Director in the Real Estate Group of Blackstone, an affiliate of the Company. Before joining Blackstone in 2008, Mr. Kim was an associate at Apollo Real Estate Advisors. Prior to that, Mr. Kim worked for Max Capital Management Corp., a New York City-based real estate investment and management firm, and before Max Capital, he was an analyst in the Investment Banking Group of Credit Suisse First Boston. Mr. Kim received an A.B. in Biology from Harvard College. He currently serves as a board member of La Quinta Holdings Inc. In selecting Mr. Kim to serve as a director, we considered his affiliation with Blackstone, his significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, his experience in working with the management of various other companies owned by Blackstone’s funds, his experience with real estate investing and his extensive financial background.

A.J. Agarwal - Mr. Agarwal, age 48, is the Company’s President and Senior Managing Director, and he has served as a director and officer of the Company since May 17, 2013. Mr. Agarwal is a Senior Managing Director in the Real Estate Group of Blackstone, an affiliate of the Company. Mr. Agarwal oversees the global core and core plus real estate business for the Real Estate Group. Prior to joining the Real Estate Group in 2010, Mr. Agarwal was a member of Blackstone’s Financial Advisory Group, leading the firm’s advisory practice in a number of areas, including real estate and leisure/lodging. Mr. Agarwal graduated magna cum laude from Princeton University and received an M.B.A. from Stanford University Graduate School of Business. Mr. Agarwal serves on the Board of Directors of Brixmor Property Group Inc. He previously served as a board member of Extended Stay America, Inc. until March 2015. In selecting Mr. Agarwal to serve as a director, the Company considered Mr. Agarwal’s expertise as a Senior Managing Director in evaluating real estate acquisitions in the North American region and his financial advisory background in the real estate and leisure/lodging sector.

Tyler Henritze - Mr. Henritze, age 34, is the Company’s Secretary, Vice President and Senior Managing Director, and he has served as a director and officer of the Company since May 17, 2013. Mr. Henritze has been a senior managing director in the real estate group of Blackstone, an affiliate of the Company, since January 2013, and is currently the Co-head of US Acquisitions. Prior to being named a senior managing director at Blackstone, Mr. Henritze served as a managing director from January 2011 to December 2012 and as principal from January 2009 to December 2010. Since joining Blackstone in 2004, Mr. Henritze has been involved in over $50 billion of real estate investments across all property types. He played a key role in acquisitions including Motel 6, Duke Realty Office Portfolio, Valad Property Group, Extended Stay Hotels, Equity Office Properties Trust, CarrAmerica Realty, La Quinta and Wyndham International. Before joining Blackstone, Mr. Henritze worked at Merrill Lynch in the real estate investment banking group and was involved in a variety of debt, equity and M&A transactions. Mr. Henritze received a B.S. in Commerce from The McIntire School at the University of Virginia, where he graduated with distinction. He serves on the Board of Directors of Hilton Worldwide Holdings, Inc. and Nevada Property 1 LLC, where he serves on the audit committee. He is a member of the IREFAC Council of the American Hotel and Lodging Association and is active with City Year NY, serving on its investment community board. In selecting Mr. Henritze to serve as a director, the Company considered his affiliation with Blackstone, his significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, his experience in working with the management of various other companies owned by Blackstone’s funds, his experience with real estate investing and his extensive financial background.

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

Transactions with Related Persons

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor control Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $17.5 million of franchise fees, marketing fees, and other expenses during the year ended December 31, 2014 under agreements with Hilton or its subsidiaries. In addition, the Company uses Hilton to procure select capital improvements for its hotels. The Company paid Hilton $1.0 million during the year ended December 31, 2014, and owed Hilton $1.2 million as of December 31, 2014 related to capital improvements, which is included in accounts payable and accrued expenses in the consolidated balance sheets.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a non-economic management interest in this management company. The Company expensed and paid $1.1 million to this management company during the year ended December 31, 2014. No amounts were outstanding to this management company as of December 31, 2014.

As a condition to the Lender entering into the Loan described in Note 5 in the notes to the consolidated financial statements, BSHH LLC, an affiliate of BRE Holdings which is controlled by Sponsor and referred to herein as Guarantor, entered into a recourse guaranty with respect to the Loan (the “Guaranty”), pursuant to which the applicable Borrowers for the Loan and BSHH LLC will have recourse liability under the Loans for certain matters typical of a transaction of this type. Concurrent with the execution of the documents reflecting the Loan, including the Guaranty, the Company executed an Indemnity Agreement in favor of the Guarantor pursuant to which the Company agrees to indemnify and hold the Guarantor harmless from any losses incurred by the Guarantor pursuant to the terms of the Guaranty. There is no consideration for the posting of the Guaranty by the Guarantor.

Review, Approval or Ratification of Transactions with Related Persons

While we do not have a formal written policy, our board of directors will review and approve or ratify related party transactions on an as needed basis.

Board Composition

As a privately-held company with no securities listed on a national securities exchange we are not required to have independent directors on our board of directors. Accordingly, we have not made any determinations of independence with respect to any of our outside directors.

Item 14.	Principal Accountant Fees and Services

The firm of Deloitte & Touche LLP served as the independent auditors for the Company’s fiscal year 2014, while Ernst & Young LLP served as the independent auditors for the Company’s fiscal year 2013. The following table presents fees for professional services for the audit of our financial statements for 2014 and 2013, along with fees billed for other services rendered:

Year	Firm	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2014	Deloitte & Touche LLP	$435,000	$133,000	$0	$0
2013	Ernst & Young LLP	$825,000	$0	$143,000	$0

All services rendered by both Deloitte & Touche LLP and Ernst & Young LLP are permissible under applicable laws and regulations and the annual audit of the Company was pre-approved by the board of directors of the Company. The nature of each of the services in the preceding table is described below.

Audit Fees - These fees are for professional services rendered for the audit of the Company’s annual financial statements, reviews of the financial statements included in the Company’s Form 10-Q filings or services normally provided by the independent auditor in connection with statutory or regulatory filings or engagements and other accounting and financial reporting work necessary to comply with the standards of the PCAOB and fees for services that only the Company’s independent auditor can reasonably provide.

Audit-Related Fees - These are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. Such services including accounting consultations, internal control reviews, audits in connection with acquisitions, attest services related to financial reporting that are not required by statute or regulation and required agreed-upon procedure engagements.

Tax Fees - Such services include tax compliance, tax advice and tax planning.

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

Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 (Successor), and the Period from January 1 through May 13, 2013, and the year ended December 31, 2012 (Predecessor)

Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2014 and 2013 (Successor), and from January 1 through May 13, 2013, and the year ended December 31, 2012 (Predecessor)

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 (Successor), and from January 1 through May 13, 2013, and the year ended December 31, 2012 (Predecessor)

Notes to Consolidated Financial Statements

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

BRE SELECT HOTELS CORP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

(dollars in thousands)

				Initial Cost to Company (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost at Which Carried at Close of Period (2) (3)
City	State	Brand	Encum- brances	Land	Building and Improve- ments	Land, Building and Improve- ments	Land	Bldg/ FF&E/ Other	Total	Acc Depr	Year of Construction	Date Acquired	Depreciable Life
Dothan	Alabama	Courtyard	5,954	810	8,690	489	810	9,179	9,989	(470)	1996	May-13	3 -39 yrs.
Dothan	Alabama	Hampton Inn & Suites	9,325	1,110	6,700	54	1,111	6,753	7,864	(364)	2004	May-13	3 -39 yrs.
Huntsville	Alabama	Fairfield Inn	4,232	910	6,470	1,224	910	7,694	8,604	(339)	1999	May-13	3 -39 yrs.
Huntsville	Alabama	Residence Inn	5,882	1,280	8,300	187	1,285	8,482	9,767	(503)	2002	May-13	3 -39 yrs.
Tuscaloosa	Alabama	Courtyard	9,540	0	7,690	214	2	7,902	7,904	(465)	1996	May-13	3 -39 yrs.
Tuscaloosa	Alabama	Fairfield Inn	4,447	0	3,990	330	1	4,319	4,320	(224)	1996	May-13	3 -39 yrs.
Anchorage	Alaska	Hampton Inn	12,266	2,020	12,980	770	2,020	13,750	15,770	(680)	1997	May-13	3 -39 yrs.
Anchorage	Alaska	Hilton Garden Inn	21,161	2,530	20,780	417	2,534	21,193	23,727	(1,038)	2002	May-13	3 -39 yrs.
Anchorage	Alaska	Homewood Suites	19,511	3,190	19,510	192	3,190	19,702	22,892	(1,129)	2004	May-13	3 -39 yrs.
Phoenix	Arizona	Hampton Inn	9,899	3,930	7,190	60	3,942	7,238	11,180	(471)	1998	May-13	3 -39 yrs.
Arcadia	California	Hilton Garden Inn	17,861	2,940	14,310	509	2,969	14,790	17,759	(760)	1999	May-13	3 -39 yrs.
Arcadia	California	SpringHill Suites	10,401	2,610	9,130	2,102	2,662	11,180	13,842	(607)	1999	May-13	3 -39 yrs.
Bakersfield	California	Hilton Garden Inn	9,468	1,260	10,490	129	1,262	10,617	11,879	(555)	2004	May-13	3 -39 yrs.
Folsom	California	Hilton Garden Inn	8,536	1,310	11,000	180	1,335	11,155	12,490	(600)	1999	May-13	3 -39 yrs.
Foothill Ranch	California	Hampton Inn	6,886	2,970	5,080	773	3,017	5,806	8,823	(275)	1998	May-13	3 -39 yrs.
Lake Forest	California	Hilton Garden Inn	11,262	4,250	10,440	100	4,274	10,516	14,790	(550)	2004	May-13	3 -39 yrs.
Milpitas	California	Hilton Garden Inn	32,977	6,600	22,190	738	6,600	22,928	29,528	(1,152)	1999	May-13	3 -39 yrs.
Roseville	California	Hilton Garden Inn	8,249	2,470	4,260	85	2,492	4,323	6,815	(251)	1999	May-13	3 -39 yrs.
San Francisco	California	Hilton Garden Inn	34,574	7,920	29,100	323	7,920	29,423	37,343	(1,458)	1999	May-13	3 -39 yrs.

				Initial Cost to Company (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost at Which Carried at Close of Period (2) (3)
City	State	Brand	Encum- brances	Land	Building and Improve- ments	Land, Building and Improve- ments	Land	Bldg/ FF&E/ Other	Total	Acc Depr	Year of Construction	Date Acquired	Depreciable Life
Boulder	Colorado	Marriott	41,174	6,360	51,230	1,884	6,360	53,114	59,474	(2,361)	1997	May-13	3 -39 yrs.
Glendale	Colorado	Hampton Inn & Suites	14,131	3,480	17,090	1,166	3,490	18,246	21,736	(816)	1999	May-13	3 -39 yrs.
Lakewood	Colorado	Hampton Inn	12,409	2,520	12,590	389	2,543	12,956	15,499	(730)	2003	May-13	3 -39 yrs.
Farmington	Connecticut	Courtyard	13,199	2,600	15,030	1,232	2,610	16,252	18,862	(772)	2005	May-13	3 -39 yrs.
Rocky Hill	Connecticut	Residence Inn	11,262	1,640	14,700	1,159	1,647	15,852	17,499	(738)	2005	May-13	3 -39 yrs.
Wallingford	Connecticut	Homewood Suites	10,831	1,250	12,530	112	1,263	12,629	13,892	(660)	2005	May-13	3 -39 yrs.
Clearwater	Florida	SpringHill Suites	4,734	0	7,600	153	8	7,745	7,753	(406)	2006	May-13	3 -39 yrs.
Lake Mary	Florida	Courtyard	5,452	1,190	5,570	224	1,199	5,785	6,984	(346)	1995	May-13	3 -39 yrs.
Lakeland	Florida	Residence Inn	10,903	630	9,740	100	630	9,840	10,470	(554)	2001	May-13	3 -39 yrs.
Panama City	Florida	Courtyard	9,468	560	7,310	1,221	560	8,531	9,091	(431)	2006	May-13	3 -39 yrs.
Pensacola	Florida	Courtyard	7,819	610	8,740	235	610	8,975	9,585	(554)	1997	May-13	3 -39 yrs.
Pensacola	Florida	Fairfield Inn	3,443	530	4,060	560	531	4,619	5,150	(237)	1995	May-13	3 -39 yrs.
Pensacola	Florida	Hampton Inn & Suites	8,321	540	6,540	470	540	7,010	7,550	(359)	2005	May-13	3 -39 yrs.
Tallahassee	Florida	Hilton Garden Inn	10,616	2,270	9,780	149	2,270	9,929	12,199	(552)	1997	May-13	3 -39 yrs.
Albany	Georgia	Courtyard	5,945	900	8,120	1,476	913	9,583	10,496	(497)	2004	May-13	3 -39 yrs.
Columbus	Georgia	Residence Inn	6,456	1,190	7,600	1,391	1,194	8,987	10,181	(482)	2003	May-13	3 -39 yrs.
Valdosta	Georgia	Courtyard	5,165	1,160	7,690	229	1,166	7,913	9,079	(472)	2002	May-13	3 -39 yrs.
Mt. Olive	New Jersey	Residence Inn	12,768	2,930	14,860	1,204	2,930	16,064	18,994	(778)	2005	May-13	3 -39 yrs.
Somerset	New Jersey	Homewood Suites	11,477	3,120	8,830	275	3,121	9,104	12,225	(480)	2005	May-13	3 -39 yrs.
Saratoga Springs	New York	Hilton Garden Inn	19,439	960	17,020	217	960	17,237	18,197	(868)	1999	May-13	3 -39 yrs.
Roanoke Rapids	North Carolina	Hilton Garden Inn	7,388	1,740	3,870	81	1,740	3,951	5,691	(210)	2008	May-13	3 -39 yrs.
Hillsboro	Oregon	Courtyard	24,460	3,240	11,280	573	3,245	11,848	15,093	(744)	1996	May-13	3 -39 yrs.
Hillsboro	Oregon	Residence Inn	26,540	3,790	16,540	1,867	3,790	18,407	22,197	(874)	1994	May-13	3 -39 yrs.
Hillsboro	Oregon	TownePlace Suites	20,228	3,200	11,070	1,416	3,221	12,465	15,686	(622)	1999	May-13	3 -39 yrs.
Portland	Oregon	Residence Inn	51,288	8,430	59,480	2,841	8,437	62,314	70,751	(2,697)	2001	May-13	3 -39 yrs.
Pittsburgh	Pennsylvania	Residence Inn	17,502	3,550	19,730	936	3,550	20,666	24,216	(1,020)	1998	May-13	3 -39 yrs.

				Initial Cost to Company (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost at Which Carried at Close of Period (2) (3)
City	State	Brand	Encum- brances	Land	Building and Improve- ments	Land, Building and Improve- ments	Land	Bldg/ FF&E/ Other	Total	Acc Depr	Year of Construction	Date Acquired	Depreciable Life
Myrtle Beach	South Carolina	Courtyard	9,110	1,240	9,570	2,418	1,245	11,983	13,228	(658)	1999	May-13	3 -39 yrs.
Nashville	Tennessee	Homewood Suites	15,350	1,010	10,670	180	1,017	10,843	11,860	(657)	1999	May-13	3 -39 yrs.
Arlington	Texas	SpringHill Suites	7,962	1,300	5,890	419	1,312	6,297	7,609	(399)	1998	May-13	3 -39 yrs.
Arlington	Texas	TownePlace Suites	3,434	1,380	5,060	2,560	1,398	7,602	9,000	(278)	1999	May-13	3 -39 yrs.
Dallas	Texas	SpringHill Suites	15,709	1,200	14,660	128	1,200	14,788	15,988	(783)	1997	May-13	3 -39 yrs.
Fort Worth	Texas	Homewood Suites	10,688	1,250	12,180	217	1,250	12,397	13,647	(656)	1999	May-13	3 -39 yrs.
Fort Worth	Texas	Residence Inn	17,453	3,850	16,740	1,117	3,850	17,857	21,707	(836)	2005	May-13	3 -39 yrs.
Fort Worth	Texas	SpringHill Suites	10,258	1,780	13,820	308	1,780	14,128	15,908	(744)	2004	May-13	3 -39 yrs.
Laredo	Texas	Homewood Suites	10,329	1,030	10,200	1,049	1,030	11,249	12,279	(537)	2005	May-13	3 -39 yrs.
Laredo	Texas	Residence Inn	10,975	670	9,170	2,111	670	11,281	11,951	(596)	2005	May-13	3 -39 yrs.
Las Colinas	Texas	TownePlace Suites	7,855	2,300	8,130	3,747	2,305	11,872	14,177	(562)	1998	May-13	3 -39 yrs.
McAllen	Texas	Hilton Garden Inn	8,321	1,510	7,490	176	1,518	7,658	9,176	(410)	2000	May-13	3 -39 yrs.
Fredericksburg	Virginia	Hilton Garden Inn	9,755	2,430	16,110	105	2,431	16,214	18,645	(755)	2005	May-13	3 -39 yrs.
Kent	Washington	TownePlace Suites	14,992	2,180	13,140	898	2,180	14,038	16,218	(732)	1999	May-13	3 -39 yrs.
Mukilteo	Washington	TownePlace Suites	13,127	3,020	11,920	779	3,028	12,691	15,719	(679)	1999	May-13	3 -39 yrs.
Redmond	Washington	Marriott	50,355	19,260	46,340	499	19,260	46,839	66,099	(2,333)	2004	May-13	3 -39 yrs.
Renton	Washington	Hilton Garden Inn	16,929	2,010	19,190	357	2,015	19,542	21,557	(1,005)	1998	May-13	3 -39 yrs.

			$847,453	$153,920	$817,180	$47,504	$154,353	$864,251	$1,018,604	($43,771)

(1)	Represents acquisition date fair value.
(2)	The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.
(3)	Reconciliaiton of Real Estate and Accumulated Depreciation.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2014

(dollars in thousands)

	Successor		Predecessor
	2014	2013	Period from January 1, through May 13, 2013	2012
Investment in real estate:
Beginning balance	$975,373	$0	$946,018	$932,214
Acquisitions	0	980,895	0	597
Improvements	43,231	4,345	6,133	13,218
Disposals and discontinued operations	0	(9,867)	(7,504)	(11)
Ending balance	$1,018,604	$975,373	$944,647	$946,018

	Successor		Predecessor
	2014	2013	Period from January 1, through May 13, 2013	2012
Accumulated depreciation:
Beginning balance	$16,359	$0	$216,910	$185,860
Depreciation expense	27,412	16,401	7,781	31,054
Disposals and discontinued operations	0	(42)	0	(4)
Ending balance	$43,771	$16,359	$224,691	$216,910

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

By:	/s/ WILLIAM J. STEIN	Date: March 20, 2015
William J. Stein Chief Executive Officer and Senior Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM J. STEIN	Date: March 20, 2015
William J. Stein Director, Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

By:	/s/ BRIAN KIM	Date: March 20, 2015
Brian Kim Director, Chief Financial Officer, Vice President and Managing Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ A.J. AGARWAL	Date: March 20, 2015
A.J. Agarwal Director

By:	/s/ TYLER HENRITZE	Date: March 20, 2015
Tyler Henritze Director

Exhibit Number	Description of Documents

2.1	Agreement and Plan of Merger, dated as of November 29, 2012, among Apple REIT Six, Inc., a Virginia corporation, BRE Select Hotels Holdings LP, a Delaware limited partnership, and BRE Select Hotels Corp, a Delaware corporation and a wholly-owned subsidiary of Buyer (incorporated by reference from Annex A of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013).

2.2	Plan of Merger merging Apple REIT Six, Inc., a Virginia corporation, with and into BRE Select Hotels Corp, a Delaware Corporation (incorporated by reference from Annex B of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013).

3.1	Amended and Restated Certificate of Incorporation of BRE Select Hotels Corp (incorporated by reference from Exhibit 3.1 of BRE Select Hotels Corp’s Form 8-K filed on May 20, 2013).

3.2	Amended and Restated Bylaws of BRE Select Hotels Corp (incorporated by reference from Exhibit 3.2 of BRE Select Hotels Corp’s Form 8-K filed on May 20, 2013).

4.1	Form of Certificate of Designations of 7% Series A Cumulative Redeemable Preferred Stock of BRE Select Hotels Corp (incorporated by reference from Annex E of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013).

10.1	Loan Agreement dated as of December 3, 2014 by and among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P., and BRE Select Hotels Clearwater LLC, collectively, as Borrower, and BRE Select Hotels Operating LLC, as Operating Lessee, and , Citigroup Global Markets Realty Corp., German American Capital Corporation, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, collectively, as Lender.*

10.2	Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated as of December 3, 2014 by Borrower and Operating Lessee, collectively, as Mortgagor, to Citigroup Global Markets Realty Corp., German American Capital Corporation, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, collectively, as Mortgagee.*

10.3	Guaranty Agreement executed as of December 3, 2014 by BSHH LLC in favor of Citigroup Global Markets Realty Corp., German American Capital Corporation, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, collectively, as Lender.*

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the registrant.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Section 13(r) Disclosure.*

101	The following materials from BRE Select Hotels Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith