Form 10-Q
period 2015-03-31
BRE Select Hotels Corp
filed 2015-05-13
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at May 13, 2015

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $51,056 and $43,771, respectively	$987,095	$974,833
Cash and cash equivalents	31,161	22,776
Restricted cash	19,013	40,719
Due from third party managers, net	6,494	4,764
Prepaid expenses	1,729	2,166
Deferred financing costs, net	8,571	9,817
Goodwill	126,377	126,377
Other assets	2,479	912

TOTAL ASSETS	$1,182,919	$1,182,364

LIABILITIES
Accounts payable and accrued expenses	$12,277	$18,969
Due to third party managers, net	1,764	1,580
Mortgages payable	847,347	847,453

TOTAL LIABILITIES	861,388	868,002

Commitments and contingencies (Note 6) 7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized;72,382,848 issued and outstanding at March 31, 2015 and December 31, 2014	137,160	137,160

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014	0	0
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at March 31, 2015 and December 31, 2014	0	0
Additional paid-in capital	174,792	177,202
Retained earnings	9,579	0

TOTAL SHAREHOLDER’S EQUITY	184,371	177,202

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,182,919	$1,182,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2015	2014
REVENUE
Room revenue	$59,309	$57,143
Other revenue	4,169	4,344

Total revenue	63,478	61,487

EXPENSES
Operating expense	15,813	15,399
Hotel administrative expense	5,320	5,270
Sales and marketing	5,096	4,734
Utilities	2,387	2,432
Repair and maintenance	2,658	2,661
Franchise fees	2,930	2,846
Management fees	2,126	2,138
Taxes, insurance and other	3,705	3,350
General and administrative	765	938
Depreciation expense	7,285	6,572

Total expenses	48,085	46,340

Operating income	15,393	15,147

Interest expense, net	(7,498)	(9,316)
Loss on derivatives	(39)	(196)

Income from continuing operations before income tax benefit	7,856	5,635

Income tax benefit	1,723	935

Income from continuing operations	9,579	6,570

Income from discontinued operations, net of tax (Note 11)	0	67

Net income	9,579	6,637

Series A Preferred Stock dividends declared	(2,410)	(3,231)

Net income available for common stockholders	$7,169	$3,406

Basic and diluted net income per common share

From continuing operations, after Series A Preferred Stock dividends	$71,690.00	$33,390.00
From discontinued operations	0.00	670.00

Total basic and diluted net income per common share available to common stockholders	$71,690.00	$34,060.00

Weighted average common shares outstanding – basic and diluted	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,579	$6,637

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,285	6,572
Fair value adjustment of interest rate cap	39	196
Amortization of deferred financing costs	1,246	1,324
Other non-cash expenses, net	(7)	(7)
Changes in operating assets and liabilities:
Decrease (increase) in cash restricted for operating expenses	5,302	(795)
(Increase) decrease in due to/from third party managers, net	(1,546)	104
(Increase) decrease in prepaid expenses and other assets	(1,281)	1,718
Decrease in accounts payable and accrued expenses	(1,321)	(2,233)

Net cash provided by operating activities	19,296	13,516

Cash flows from investing activities:
Capital improvements	(24,911)	(8,202)
Property insurance proceeds	112	0
Decrease in cash restricted for property improvements	16,404	2,757

Net cash used in investing activities	(8,395)	(5,445)

Cash flows from financing activities:
Payments of mortgage debt	(106)	(101)
Dividends paid to Series A Preferred shareholders	(2,410)	(3,231)
Dividends paid to common shareholders	0	(5,000)

Net cash used in financing activities	(2,516)	(8,332)

Net increase (decrease) in cash and cash equivalents	8,385	(261)

Cash and cash equivalents, beginning of period	22,776	23,902

Cash and cash equivalents, end of period	$31,161	$23,641

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$6,369	$8,272
Taxes paid	$93	$87
Accrued capital improvements	$5,920	$538
Accrued 7% Series A Preferred Stock dividends	$2,410	$3,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of March 31, 2015, the Company owned 62 hotels located in 18 states with an aggregate of 7,345 rooms.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The unaudited condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Restricted Cash - Restricted cash consists of deposits held in escrow for the payment of certain required repairs, capital improvements and property taxes pursuant to the terms of the Company’s mortgages payable, as well as a repairs and improvements reserve required by the Marriott International Inc. or its affiliates (“Marriott”) management agreements. The Company’s policy is to present changes in restricted cash attributable to property taxes, insurance and ground rent as a component of operating cash flows and changes in restricted cash attributable to repairs and capital improvements as a component of investing cash flows in the consolidated statements of cash flows.

Due from Third Party Managers, net - Due from third party managers, net, represents the net working capital advanced to and held by the hotel management companies for operation of the hotels.

Due to Third Party Managers, net - Due to third party managers, net, represents management fees due in excess of the net working capital advanced to and held by the hotel management companies for operation of the hotels.

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

Impairment of Investment in Real Estate - The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly recoverability analysis to assist with its evaluation of impairment indicators. The analysis compares each property’s current year actual and forecasted occupancy and revenue per available room (“RevPAR”) compared to the prior year. No triggering events have occurred to indicate the asset carrying values will not be recoverable as of March 31, 2015. If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and in such instances an impairment loss would be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Goodwill - Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations, and is characterized by the intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, goodwill is not amortized, but instead reviewed for impairment at least annually. The Company performs its annual testing for impairment of goodwill during the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present. The impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step is a comparison of the fair value of the reporting unit, determined using an income approach and validated by a market approach, to its carrying amount. If the carrying amount exceeds the fair value, the second step quantifies any impairment write-down by comparing the current implied value of goodwill to the recorded goodwill balance. There was no impairment of goodwill for any of the periods presented. Goodwill recognized is deductible for tax purposes.

Revenue Recognition - Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.

Sales and Marketing Costs - Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

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

Valuation of Deferred Tax Assets - A valuation allowance for deferred tax assets is provided when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in performing this assessment. The Company has a valuation allowance of $0.9 million for a subsidiary where it is not considered more likely than not that the deferred tax assets will be realized.

Income from Discontinued Operations - Income from discontinued operations is computed in accordance with ASC 205-20, Discontinued Operations, which requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real property that has been sold, or otherwise qualifies as held for sale, be classified as discontinued operations and segregated from the Company’s continuing operations in the condensed consolidated statements of operations.

Income per Common Share - Basic income per common share is computed based upon the weighted average number of shares outstanding during the period, after giving effect to the Series A Preferred Stock dividends declared during the period. There were no potential dilutive shares during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

Segment Information - The Company derives revenues and cash flows from its hotel portfolio. Hotel portfolio financial information is analyzed for purposes of assessing performance and allocating resources. Therefore, the Company has one operating segment consisting of its hotel portfolio.

New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting update is effective for accounting periods beginning on or after December 15, 2016. In April 2015, the FASB issued a proposal that, if approved, would extend the required implementation date one year to periods beginning after December 15, 2017, but would also permit entities to early adopt the standard as of the original effective date in ASU 2014-09. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to apply the provisions of ASU 2014-15 for accounting periods beginning after December 15, 2016. The Company does not expect the new standard will impact its financial statements or require further disclosure.

In April 2015, the FASB issued ASU 2015-3, Interest – Imputation of Interest. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The accounting update is effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

3. Investment in Real Estate, net

Investment in real estate, net as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Land and Improvements	$154,395	$154,353
Building and Improvements	805,918	805,183
Furniture, Fixtures and Equipment	35,413	34,947
Construction in Progress	42,425	24,121

	1,038,151	1,018,604
Less: Accumulated Depreciation	(51,056)	(43,771)

Investment in Real Estate, net	$987,095	$974,833

4. Mortgages Payable

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

A portion of the proceeds from the Loan were used to repay the mortgage and mezzanine loans obtained on May 14, 2013 by the Borrowers, as well as certain indirect wholly-owned subsidiaries of the Company that own direct and indirect interests in the Borrowers (the “Mezzanine Borrowers”), in the aggregate original principal amount of $775 million and with an aggregate current outstanding principal amount of $763.9 million as of the date of repayment. Accordingly, on December 3, 2014, the Borrowers and Mezzanine Borrowers repaid in full, cancelled and terminated their respective mortgage and mezzanine loan agreements outstanding at that date without any penalties incurred.

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

The Loan contains various representations and warranties, as well as certain financial, operating and other covenants that will among other things, limit the Company’s ability to:

•	incur additional secured or unsecured indebtedness;

•	make cash distributions at any time that the debt yield, representing the quotient (expressed as a percentage) calculated by dividing the annualized net operating income of the properties subject to the Loan by the outstanding principal amount of the indebtedness under the Loan, is less than 7.50% during the first four years of the Loan and 7.75% during the fifth year of the Loan or if there is a default continuing under the Loan, until such time as the debt yield is equal to or greater than 7.50% during the first four years of the Loan and 7.75% during the fifth year of the Loan or the Loan default has been cured;

•	make investments or acquisitions;

•	use assets as security in other transactions;

•	sell assets (except that the Borrowers are permitted to sell assets so long as the debt yield is not reduced, subject to payment of applicable prepayment premiums and other property release requirements);

•	guarantee other indebtedness; and

•	consolidate, merge or transfer all or substantially all of the Company’s assets.

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

The Company capitalized $6.9 million of deferred financing costs associated with the Loan. Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the Loan. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $1.2 million under the mortgage loan and $1.3 million under the previous mortgage and mezzanine loans for the three months ended March 31, 2015 and 2014, respectively, and is included in interest expense in the condensed consolidated statements of operations.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance as of March 31, 2015 was $17.3 million and is included in mortgages payable in the condensed consolidated balance sheets.

Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of March 31, 2015 are as follows (in thousands):

2015 (remaining months)	$315
2016	830,440
2017	464
2018	487
2019	510
Thereafter	15,131

Total	$847,347

5. Fair Value of Financial Instruments

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

	March 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:
Interest rate caps	$19	$19	$59	$59

Financial assets not measured at fair value:
Cash and cash equivalents	$31,161	$31,161	$22,776	$22,776
Restricted cash	$19,013	$19,013	$40,719	$40,719
Due from third party managers, net	$6,494	$6,494	$4,764	$4,764

Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$12,277	$12,277	$18,969	$18,969
Due to third party managers, net	$1,764	$1,764	$1,580	$1,580
Mortgages payable	$847,347	$847,129	$847,453	$846,927

Interest rate caps - The Company acquired one interest rate cap agreement, as required by the terms of its Loan, considered to be a derivative financial instrument. The agreement caps the interest rate on its Loan Agreement. The Company did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate cap at fair value in the accompanying condensed consolidated balance sheets in other assets with adjustments to fair value recorded in gain (loss) on derivatives in the condensed consolidated statements of operations. The interest rate cap was acquired at a cost of $0.3 million. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principles and reasonable estimates where applicable from a third party source. This is considered a Level 2 valuation technique. Fair value changes on the interest rate cap are classified as a component of cash flows from operations.

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

6. Commitments and Contingencies

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

After remand, on June 6, 2014, defendants filed a brief in support of their motion to dismiss. On July 9, 2014, plaintiffs filed an opposition brief. Defendants’ reply brief was filed on August 8, 2014. On March 25, 2015, the District Court granted defendants’ motion to dismiss in full, with prejudice. The time to file a notice of appeal of that decision has expired, and no such notice has been filed.

Franchise Agreements - As of March 31, 2015, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Hotels Corporation or one of their respective affiliates. The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements - As of March 31, 2015, each of the Company’s 62 hotels were operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Stonebridge Realty Advisors, Inc. (“Stonebridge”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), or Interstate Hotels & Resorts, Inc. (“Interstate”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.5% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the consolidated statements of operations. The agreements have remaining terms generally ranging from less than one to 19 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels. During 2015, the company changed the management of certain hotels.

TRS Lease Agreements - The Company’s lease agreements are intercompany agreements between the TRS lessees and our property-owning subsidiaries. These agreements generally contain terms which are customary for third-party lease agreements, including terms for rent payments and other expenses. All related rental income and expense related to the TRS lease agreements net to zero on a consolidated basis, and therefore have no impact on the condensed consolidated financial statements.

Ground Leases - As of March 31, 2015, four of the Company’s hotel properties had ground leases with remaining terms ranging from two to nine years. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 18 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining three leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses totaled $0.1 million for both the three months ended March 31, 2015 and 2014, respectively, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to March 31, 2015 and thereafter are as follows (in thousands):

2015 (remaining months)	$204
2016	212
2017	133
2018	99
2019	99
Thereafter	380

Total	$1,127

7. 7% Series A Cumulative Redeemable Preferred Stock

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

On December 31, 2014, approximately $47.5 million of the proceeds of the Loan were used to redeem 24,650,000 shares of the Series A Preferred Stock. Shares were redeemed on a pro rata basis from each shareholder at a redemption price of $1.9281 per share, which was comprised of the $1.90 liquidation preference per share plus $0.0281 in accumulated and unpaid dividends earned through the December 31, 2014 redemption date.

On September 30, 2013, BRE Holdings purchased approximately 2.0 million shares of the Series A Preferred Stock for $1.30 per share as part of a tender offer extended to all shareholders. As of March 31, 2015, BRE Holdings owned approximately 1.5 million shares of the Series A Preferred Stock due to the redemption.

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million from the date of the Merger Agreement (November 29, 2012). The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of March 31, 2015, the initial liquidation preference had not been adjusted.

On March 31, 2015, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was payable on April 15, 2015 to shareholders of record on April 1, 2015. As of March 31, 2015, the Company accrued $2.4 million for this dividend, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

8. Shareholders’ Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At March 31, 2015 and December 31, 2014, there were 100 shares of common stock issued and outstanding.

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

9. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three months ended March 31, 2015 and 2014, the Company recorded $1.7 million and $0.9 million of income tax benefit, respectively. Tax benefit for the three months ended March 31, 2015 and 2014 is comprised of federal and state income taxes.

10. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor control Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $3.9 million and $3.6 million of franchise fees, marketing fees, and other expenses during the three months ended March 31, 2015 and 2014, respectively, under agreements with Hilton or its subsidiaries. In addition, the Company uses Hilton to procure select capital improvements for its hotels. The Company paid Hilton $2.8 million and $0 during the three months ended March 31, 2015 and 2014, respectively, and owed Hilton $0.1 million and $0 as of March 31, 2015 and 2014, respectively, related to capital improvements, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a non-economic management interest in this management company. The Company expensed and paid $0.5 million and $0.2 million to this management company during the three months ended March 31, 2015 and 2014, respectively. No amounts were outstanding to this management company as of both March 31, 2015 and 2014.

11. Discontinued Operations

The Company sold four hotels during 2014 as summarized below (in thousands):

Hotel	Sale Date	Net Proceeds	Gain/(Loss)
Fairfield Inn - Orange Park, Florida	April 23, 2014	$2,978	($67)
Fairfield Inn - Birmingham, Alabama	May 8, 2014	1,509	223
SpringHill Suites - Savannah, Georgia	June 2, 2014	3,405	(285)
SpringHill Suites - Montgomery, Alabama	September 4, 2014	1,488	(21)

Total		$9,380	($150)

The results of operations for these properties prior to the sale are classified as income from discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2014.

The following table sets forth the operating results from discontinued operations (in thousands).

Three Months
Ended
March 31,
2014
Total revenue	$1,284
Hotel operating expenses	991
Taxes, insurance and other	103
General and administrative	35
Interest expense	121
Income tax (benefit) expense	(33)

Income from discontinued operations	$67

The Company allocates interest expense to discontinued operations and has included such interest expense in computing income from discontinued operations. Interest expense was allocated by taking the loan release amounts for the discontinued operations, as a percentage of the total outstanding principal, multiplied by the interest expense for the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, the terms “the Company,” “we” or “our” refer to BRE Select Hotels Corp, together with its wholly-owned subsidiaries.

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “forecast” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; risks associated with the Company’s indebtedness; financing risks; regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; competition within the hotel and real estate industry; risks associated with the Company’s legal proceedings; and the factors discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed on March 20, 2015 (the “Form 10-K”) and in this report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust (“REIT”) involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the SEC. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. On May 14, 2013, we completed the acquisition of Apple Six (the “Merger”) pursuant to the Merger Agreement, by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us. As of March 31, 2015, we owned 62 hotels located in 18 states with an aggregate of 7,345 rooms.

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

Hotels Owned

The following table summarizes the location, brand, manager and number of rooms for each of the 62 hotels the Company owned at March 31, 2015, all of which were acquired on May 14, 2013 in connection with the Merger.

City	State	Name	Manager	Rooms
Dothan	Alabama	Courtyard	LBA	78
Dothan	Alabama	Hampton Inn & Suites	LBA	85
Huntsville	Alabama	Fairfield Inn	LBA	79
Huntsville	Alabama	Residence Inn	LBA	78
Tuscaloosa	Alabama	Courtyard	LBA	78
Tuscaloosa	Alabama	Fairfield Inn	LBA	62

Anchorage	Alaska	Hampton Inn	Stonebridge*	101
Anchorage	Alaska	Hilton Garden Inn	Stonebridge*	125
Anchorage	Alaska	Homewood Suites	Stonebridge*	122
Phoenix	Arizona	Hampton Inn	Stonebridge*	99
Arcadia	California	Hilton Garden Inn	Stonebridge*	124
Arcadia	California	SpringHill Suites	Stonebridge*	86
Bakersfield	California	Hilton Garden Inn	Interstate	120
Folsom	California	Hilton Garden Inn	Inn Ventures	100
Foothill Ranch	California	Hampton Inn	Stonebridge*	84
Lake Forest	California	Hilton Garden Inn	Stonebridge*	103
Milpitas	California	Hilton Garden Inn	Inn Ventures	161
Roseville	California	Hilton Garden Inn	Inn Ventures	131
San Francisco	California	Hilton Garden Inn	White	169
Boulder	Colorado	Marriott	White	157
Glendale	Colorado	Hampton Inn & Suites	Stonebridge*	133
Lakewood	Colorado	Hampton Inn	Stonebridge*	170
Farmington	Connecticut	Courtyard	White	119
Rocky Hill	Connecticut	Residence Inn	White	96
Wallingford	Connecticut	Homewood Suites	White	104
Clearwater	Florida	SpringHill Suites	Interstate	79
Lake Mary	Florida	Courtyard	Interstate	83
Lakeland	Florida	Residence Inn	LBA	78
Panama City	Florida	Courtyard	LBA	84
Pensacola	Florida	Courtyard	LBA	90
Pensacola	Florida	Fairfield Inn	LBA	62
Pensacola	Florida	Hampton Inn & Suites	LBA	85
Tallahassee	Florida	Hilton Garden Inn	Interstate	99
Albany	Georgia	Courtyard	LBA	84
Columbus	Georgia	Residence Inn	LBA	78
Valdosta	Georgia	Courtyard	LBA	84
Mt. Olive	New Jersey	Residence Inn	White	123
Somerset	New Jersey	Homewood Suites	White	123
Saratoga Springs	New York	Hilton Garden Inn	White	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	Interstate	147
Hillsboro	Oregon	Courtyard	Inn Ventures	155
Hillsboro	Oregon	Residence Inn	Inn Ventures	122
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	136
Portland	Oregon	Residence Inn	Inn Ventures	258
Pittsburgh	Pennsylvania	Residence Inn	White	156
Myrtle Beach	South Carolina	Courtyard	Marriott	135
Nashville	Tennessee	Homewood Suites	Interstate	121
Arlington	Texas	SpringHill Suites	Western	121
Arlington	Texas	TownePlace Suites	Western	94
Dallas	Texas	SpringHill Suites	Western	148
Fort Worth	Texas	Homewood Suites	Interstate	137
Fort Worth	Texas	Residence Inn	Western	149
Fort Worth	Texas	SpringHill Suites	Marriott	145
Laredo	Texas	Homewood Suites	Western	105
Laredo	Texas	Residence Inn	Western	109
Las Colinas	Texas	TownePlace Suites	Western	135
McAllen	Texas	Hilton Garden Inn	Western	104
Fredericksburg	Virginia	Hilton Garden Inn	Interstate	148
Kent	Washington	TownePlace Suites	Inn Ventures	152
Mukilteo	Washington	TownePlace Suites	Inn Ventures	128
Redmond	Washington	Marriott	Marriott	262
Renton	Washington	Hilton Garden Inn	Inn Ventures	150

Total number of rooms				7,345

*	Subsequent to March 31, 2015, the management of the hotel was changed.

Key Indicators of Operating Performance

We use a variety of operating information and metrics to evaluate the operating performance of our hotels. These key indicators include financial information that is prepared in accordance with U.S. GAAP, along with other non-U.S. GAAP financial measures. In addition, we use industry standard statistical information and comparative data, some of which may not be financial in nature. In evaluating financial condition and operating performance, the most important indicators that we focus on are:

•	Occupancy-Occupancy represents the total number of hotel rooms sold in a given period divided by the total number of hotel rooms available, and is a key measure of the utilization of our hotels’ available capacity. Occupancy is a major driver of room revenue, as well as other revenue categories including food and beverage revenues. We use occupancy as a primary measure of demand at each of our hotels during a given period of time. Occupancy also guides us in determining achievable levels of average daily rate (“ADR”). Fluctuations in occupancy are accompanied by fluctuations in most categories of variable operating costs, such as utility cost and certain labor costs such as housekeeping, resulting in varying levels of hotel profitability.

•	Average Daily Rate (ADR)-ADR represents the average room price at a hotel or group of hotels and is computed by dividing total hotel room revenues by the total number of rooms sold in a given period. ADR trends provide information concerning the customer base and pricing environment at our hotels. Increases in ADR typically result in higher operating margins and overall profitability, since variable hotel expenses do not increase correspondingly. As a result, ADR trends are carefully monitored to manage pricing levels.

•	Revenue per Available Room (RevPAR)-RevPAR is the product of occupancy and ADR. It does not include non-room revenues such as food and beverage revenue or other ancillary revenues for guest services provided by the hotel. We use RevPAR to identify trend information for comparable properties and regions.

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

Executive Summary

Our hotel portfolio experienced continued improvement in both revenues and operating income in the first quarter of 2015 as compared to the same period in the prior year. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We believe the remainder of 2015 will offer attractive growth for both the hotel industry and our portfolio because of the expected increased demand versus available supply. In addition, the aggressive renovation plan we started in 2014 for many of our hotels has continued into 2015. The resulting property improvements are expected to further improve our financial results through increased ADR at our properties.

During 2015, we changed the management of the following hotels:

City	State	Name	Old Manager	New Manager	Effective Date
Clearwater	Florida	SpringHill Suites	LBA	Interstate	1/30/2015
Lake Mary	Florida	Courtyard	LBA	Interstate	1/30/2015
Anchorage	Alaska	Hampton Inn	Stonebridge	Interstate	5/1/2015
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	Interstate	5/1/2015
Anchorage	Alaska	Homewood Suites	Stonebridge	Interstate	5/1/2015
Phoenix	Arizona	Hampton Inn	Stonebridge	OTO	5/1/2015
Arcadia	California	Hilton Garden Inn	Stonebridge	OTO	5/1/2015
Arcadia	California	SpringHill Suites	Stonebridge	OTO	5/1/2015
Foothill Ranch	California	Hampton Inn	Stonebridge	OTO	5/1/2015
Lake Forest	California	Hilton Garden Inn	Stonebridge	OTO	5/1/2015
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	Sage	5/1/2015
Lakewood	Colorado	Hampton Inn	Stonebridge	Sage	5/1/2015

We will continue to review the performance of our hotel portfolio and make management changes in order to optimize the financial performance of each property.

We continually monitor the profitability of our properties and attempt to maximize shareholder value by timely disposing of properties. During 2014, we sold the Birmingham, Alabama Fairfield Inn; Montgomery, Alabama SpringHill Suites; Orange Park, Florida Fairfield Inn; and Savannah, Georgia SpringHill Suites, as it was determined in connection with the Merger that these properties did not fit our long-term strategic plan. The results of operations of these four hotels are classified as discontinued operations in the 2014 condensed consolidated financial statements and are not included in the financial results summarized below.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
		Percent		Percent
		of		of
(in thousands)	2015	Revenue	2014	Revenue
Total hotel revenue	63,478	100%	$61,487	100%
Hotel operating expenses	36,330	57%	35,480	58%
Taxes, insurance and other expense	3,705	6%	3,350	5%
General and administrative expense	765	1%	938	2%
Depreciation	7,285		6,572
Interest expense, net	7,498		9,316
Loss on derivatives	39		196
Income tax benefit	(1,723)		(935)

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended March 31, 2015 and 2014, the Company had total hotel revenue from continuing operations of $63.5 million and $61.5 million, respectively. For the three months ended March 31, 2015 and 2014, the hotels achieved average occupancy of 70.9% and 72.3%, ADR of $126.57 and $119.60 and RevPAR of $89.72 and $86.42, respectively.

The increase in hotel revenues was driven by a 5.8% increase in ADR during the first quarter of 2015 compared to the same period in the prior year. This strong ADR increase was due to our ability to increase rates, in particular at our newly renovated properties, along with overall strong demand within the upscale limited service segment of the industry. The 1.9% decrease in occupancy was largely due to out-of-service rooms at hotels undergoing renovations during the quarter.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2015 and 2014, hotel operating expenses from continuing operations totaled $36.3 million and $35.5 million, respectively, representing 57% and 58%, respectively, of total hotel revenue. Results for the three months ended March 31, 2015 reflect the impact of the increases in revenues and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and expects to continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses from continuing operations for the three months ended March 31, 2015 and 2014 were $3.7 million and $3.4 million, or 6% and 5% of total hotel revenue, respectively. Property taxes have continued to increase in 2015 as the economy has continued to improve and localities reassessed property values accordingly.

General and administrative expense from continuing operations for the three months ended March 31, 2015 and 2014 was $0.8 million and $0.9 million, or 1% and 2% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees, and reporting expenses. The modest decline in 2015 compared to 2014 is due to lower legal costs primarily due to the winding down of legacy matters of the Apple Six.

Depreciation expense from continuing operations for the three months ended March 31, 2015 and 2014 was $7.3 million and $6.6 million, respectively. The increase in 2015 compared to 2014 was due to the increased renovation activity in 2014 at our hotels, and resulting higher levels of fixed assets is expected to increase depreciation expense for the foreseeable future.

Interest expense, net for the three months ended March 31, 2015 and 2014 was $7.5 million and $9.3 million, respectively. Interest expense decreased due to the lower interest rate on the debt we obtained in December 2014 compared to the debt that originated at the time of the Merger. The Company capitalized interest of $0.1 million and $0 in the three months ended March 31, 2015 and 2014, respectively, related to capital improvement projects at several of our hotels.

Operating Metrics and Non-U.S. GAAP Financial Measures

Below is a summary of our key operating metrics for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
Statistical Data	2015	2014
Occupancy	70.9%	72.3%
ADR	$126.57	$119.60
RevPAR	$89.72	$86.42
RevPAR Index	116	122

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

Adjusted EBITDA - We further adjust EBITDA for certain additional items, including extinguishment of mortgages payable and mezzanine loans, gain or loss on hotels held for sale, derivatives and merger transaction costs. We believe that Adjusted EBITDA provides additional useful supplemental information about our ongoing operating performance.

The following table is a reconciliation of our GAAP net income to EDITDA and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31,
	2015	2014
Net income (1)	$9,579	$6,637
Depreciation and amortization	7,285	6,572
Interest expense, net	7,498	9,316
Income tax expense (benefit)	(1,723)	(935)

EBITDA	22,639	21,590
Loss on derivatives	39	196

Adjusted EBITDA	$22,678	$21,786

(1)	Includes net (loss) income from discontinued operations

Liquidity and Capital Resources

Operating cash flow from our hotel properties is our principal source of liquidity. We anticipate that our cash flows from operations will provide adequate capital for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, ongoing capital commitments to fund capital improvements, dividends on the Series A Preferred Stock, distributions necessary to maintain our qualification as a REIT and other capital obligations associated with conducting our business.

Mortgage Loans

On December 3, 2014, certain of our indirect wholly owned subsidiaries (the “Borrowers”) with commercial lenders (collectively, the “Lenders”) entered into a loan agreement (the “Loan Agreement”), pursuant to which the Borrowers obtained a mortgage loan from the Lenders (the “Loan”) in an aggregate principal amount of $830 million. The Loan is secured by first-priority, cross-collateralized mortgage liens on 61 of the 62 properties owned or ground-leased by certain of our subsidiaries, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account. The loan proceeds were used to repay the mortgage and mezzanine loans outstanding which were obtained in connection with the Merger, and to redeem approximately 25% of the outstanding 7% Series A Preferred Stock.

As of March 31, 2015, we had $847.3 million in mortgages payable, comprised of $830.0 million under the Loan, which is secured by 61 of our 62 properties, and $17.3 million assumed in the Merger, which is secured by the Fort Worth, Texas Residence Inn property.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan Agreement, at closing we were required to deposit $26.0 million into a restricted cash account to fund required capital improvements. In addition, we must deposit monthly in a lender escrow an amount equal to the sum of 4%-5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $24.9 million in capital improvements in the first quarter of this year, and expect to spend an additional $20.0 million in the remainder of this year.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2014, dividends on our common stock were paid quarterly in February, May, August and November each year. No common dividend was paid in the first quarter of 2015. Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

On January 15, 2015, we paid a dividend for the Series A Preferred Stock of $0.0333 per share to shareholders of record on January 1, 2015. On March 31, 2015, our Board of Directors declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was payable on April 15, 2015 to shareholders of record on April 1, 2015. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

Contractual Obligations

Our contractual obligations have not changed significantly from those disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the Company’s disclosures about market risk, please see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 20, 2015. There have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Apple Six was party to certain legal matters at the time of its acquisition by the Company. Following completion of its acquisition of Apple Six, the Company as the surviving corporation in the Merger, became involved in these legacy matters. The initial liquidation preference of $1.90 per share of Series A Preferred Stock is subject to downward adjustment should net costs and payments relating to certain litigation and regulatory legacy matters exceed $3.5 million, including the litigation described in note 6 of the Notes to the Condensed Consolidated Financial Statements. The legacy SEC investigation was settled in 2014. As of March 31, 2015, the initial liquidation preference has not been adjusted. The information regarding this litigation can be found under “Commitments and Contingencies” in note 6 of the Notes to the Condensed Consolidated Financial Statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially adversely affect the Company’s business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. The risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also could materially adversely affect its business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed by Travelport Worldwide Limited, which may be considered an affiliate of Blackstone and therefore the Company’s affiliate.

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Section 13(r) Disclosure. *

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. *

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: May 13, 2015	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President and Managing Director
(Principal Financial Officer and Principal Accounting Officer)