Form 10-Q
period 2015-06-30
BRE Select Hotels Corp
filed 2015-08-13
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at August 13, 2015

BRE SELECT HOTELS CORP

FORM 10-Q

This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide Holdings Inc. or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted for uses other than in this paragraph but will be deemed to be included wherever the above referenced terms are used.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $58,251 and $43,771, respectively	$986,438	$974,833
Cash and cash equivalents	34,091	22,776
Restricted cash	10,294	40,719
Due from third party managers, net	7,940	4,764
Prepaid expenses	2,498	2,166
Deferred financing costs, net	7,310	9,817
Goodwill	126,377	126,377
Other assets	2,053	912

TOTAL ASSETS	$1,177,001	$1,182,364

LIABILITIES
Accounts payable and accrued expenses	$9,717	$18,969
Due to third party managers, net	503	1,580
Mortgages payable	847,244	847,453

TOTAL LIABILITIES	857,464	868,002

Commitments and contingencies (Note 6)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 72,382,848 issued and outstanding at June 30, 2015 and December 31, 2014	137,160	137,160

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014	0	0
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at June 30, 2015 and December 31, 2014	0	0
Additional paid-in capital	172,381	177,202
Retained earnings	9,996	0

TOTAL SHAREHOLDER’S EQUITY	182,377	177,202

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,177,001	$1,182,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Room revenue	$71,478	$68,504	$130,787	$125,646
Other revenue	4,667	4,829	8,836	9,174

Total revenue	76,145	73,333	139,623	134,820

EXPENSES
Operating expense	17,758	17,007	33,571	32,406
Hotel administrative expense	5,971	5,714	11,291	10,984
Sales and marketing	5,735	5,467	10,831	10,201
Utilities	2,268	2,282	4,655	4,714
Repair and maintenance	2,809	2,712	5,467	5,372
Franchise fees	3,548	3,408	6,478	6,254
Management fees	2,638	2,901	4,764	5,039
Taxes, insurance and other	3,742	3,541	7,447	6,891
General and administrative	1,400	827	2,165	1,765
Depreciation expense	8,424	6,662	15,709	13,234

Total expenses	54,293	50,521	102,378	96,860

Loss on disposals of investment in real estate	(2,876)	0	(2,876)	0

Operating income	18,976	22,812	34,369	37,960

Interest expense, net	(7,620)	(9,713)	(15,118)	(19,030)
Loss on derivatives	(14)	(223)	(53)	(419)

Income from continuing operations before income tax benefit	11,342	12,876	19,198	18,511

Income tax expense	(1,925)	(1,749)	(202)	(814)

Income from continuing operations	9,417	11,127	18,996	17,697

Income from discontinued operations, net of tax (Note 11)	0	2	0	69

Net income	9,417	11,129	18,996	17,766

Series A Preferred Stock dividends declared	(2,411)	(3,231)	(4,821)	(3,231)

Net income available for common stockholders	$7,006	$7,898	$14,175	$14,535

Basic and diluted net income per common share

From continuing operations, after Series A Preferred Stock dividends	$70,060.00	$78,960.00	$141,750.00	$144,660.00
From discontinued operations	0.00	20.00	0.00	690.00

Total basic and diluted net income per common share available to common stockholders	$70,060.00	$78,980.00	$141,750.00	$145,350.00

Dividends declared per common share	$90,000.00	$90,000.00	$90,000.00	$140,000.00
Weighted average common shares outstanding – basic and diluted	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$18,996	$17,766

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,709	13,234
Loss on disposals of investment in real estate	2,876	0
Gain on sale of assets	0	(81)
Fair value adjustment of interest rate cap	53	419
Amortization of deferred financing costs	2,507	2,746
Other non-cash expenses, net	(15)	(15)
Changes in operating assets and liabilities:
Decrease (increase) in cash restricted for operating expenses	4,527	(256)
(Increase) decrease in due to/from third party managers, net	(4,253)	1,133
(Increase) decrease in prepaid expenses and other assets	(1,720)	1,554
Decrease in accounts payable and accrued expenses	(838)	(1,876)

Net cash provided by operating activities	37,842	34,624

Cash flows from investing activities:
Capital improvements	(38,589)	(15,362)
Proceeds from sale of assets, net	0	8,102
Property insurance proceeds	194	353
Decrease in cash restricted for property improvements	25,898	2,567

Net cash used in investing activities	(12,497)	(4,340)

Cash flows from financing activities:
Payments of mortgage debt	(209)	(6,752)
Payments of mezzanine debt	0	(1,911)
Dividends paid to Series A Preferred shareholders	(4,821)	(6,462)
Dividends paid to common shareholders	(9,000)	(14,000)

Net cash used in financing activities	(14,030)	(29,125)

Net increase in cash and cash equivalents	11,315	1,159

Cash and cash equivalents, beginning of period	22,776	23,902

Cash and cash equivalents, end of period	$34,091	$25,061

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$12,909	$16,709
Taxes paid	$1,531	$919
Accrued capital improvements	$2,885	$783
Accrued 7% Series A Preferred Stock dividends	$2,411	$3,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of June 30, 2015, the Company owned 62 hotels located in 18 states with an aggregate of 7,346 rooms.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The unaudited condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these condensed consolidated financial statements. Operating results for the interim periods noted herein are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Restricted Cash - Restricted cash consists of deposits held in escrow for the payment of certain required repairs, capital improvements and property taxes pursuant to the terms of the Company’s mortgages payable, as well as a repairs and improvements reserve required by the Marriott International, Inc. or its affiliates (“Marriott”) management agreements. The Company’s policy is to present changes in restricted cash attributable to property taxes, insurance and ground rent as a component of operating cash flows and changes in restricted cash attributable to repairs and capital improvements as a component of investing cash flows in the consolidated statements of cash flows.

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

Investment in Real Estate and Related Depreciation - Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful life of the real estate asset. The Company recorded a non-cash loss on disposals of investments in real estate of $2.9 million during the three months ended June 30, 2015, due to early disposal of furniture, fixtures, and equipment in connection with the Company’s capital improvement and renovation plans. Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, 10 years for land and building improvements and three to seven years for furniture and equipment.

Impairment of Investment in Real Estate - The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly recoverability analysis to assist with its evaluation of impairment indicators. The analysis compares each property’s current year actual and forecasted occupancy and revenue per available room (“RevPAR”) compared to the prior year. No triggering events have occurred to indicate the asset carrying values will not be recoverable as of June 30, 2015. If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and in such instances an impairment loss would be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

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

Income Taxes - The Company made an election, through the filing of Form 1120-REIT for 2012, to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the Company’s short taxable year ended December 31, 2012. In order to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its shareholders, subject to certain adjustments and excluding any net capital gain. The Company’s taxable REIT income and dividend requirements to maintain REIT status are determined on an annual basis. The Company intends to adhere to these requirements to qualify for REIT status, and assuming it does qualify for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s shareholder. Dividends paid in excess of REIT taxable income for the year will generally not be taxable to the common stockholder. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes. The income tax expense of the Company is less than the U.S. statutory rate as a result of these TRS.

Valuation of Deferred Tax Assets - A valuation allowance for deferred tax assets is provided when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in performing this assessment. The Company had a valuation allowance of $0.9 million as of June 30, 2015 for a TRS where it is not considered more likely than not that the deferred tax assets will be realized.

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

New Accounting Pronouncements - In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the update, discontinued operations are defined as either (1) a component of an entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or (2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. The Company adopted ASU No. 2014-08 on January 1, 2015.

We expect that future disposals of operating real estate assets will not qualify for discontinued operations reporting treatment, unless the disposals represent a strategic shift that will have a major effect on the Company’s operations and financial results. There were no hotels sold or held for sale during the three and six months ended June 30, 2015.

The discontinued operations presented for the interim periods ended June 30, 2014 represent individual sales of hotels which occurred prior to the Company’s adoption of ASU No. 2014-08 (see Note 11) and represented discontinued operations under the previous accounting guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting update was initially scheduled to become effective for accounting periods beginning after December 15, 2016. In July 2015, the FASB extended the required implementation date one year to periods beginning after December 15, 2017, permitting entities to early adopt the standard as of the original effective date in ASU 2014-09. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015. ASU 2015-03 will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3. Investment in Real Estate, net

Investment in real estate, net as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land and Improvements	$154,617	$154,353
Building and Improvements	823,393	805,183
Furniture, Fixtures and Equipment	42,946	34,947
Construction in Progress	23,733	24,121

	1,044,689	1,018,604
Less: Accumulated Depreciation	(58,251)	(43,771)

Investment in Real Estate, net	$986,438	$974,833

4. Mortgages Payable

On December 3, 2014, certain indirect wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a loan agreement (the “Loan Agreement”) with commercial lenders (collectively, the “Lenders”), pursuant to which the Borrowers obtained an $830 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 61 of the 62 properties owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account.

A portion of the proceeds from the Loan were used to repay the mortgage and mezzanine loans obtained on May 14, 2013 by the Borrowers, as well as certain indirect wholly-owned subsidiaries of the Company that own direct and indirect interests in the Borrowers (the “Mezzanine Borrowers”), in the aggregate original principal amount of $775 million and with an aggregate outstanding principal amount of $763.9 million as of the date of repayment. Accordingly, on December 3, 2014, the Borrowers and Mezzanine Borrowers repaid in full, cancelled and terminated their respective mortgage and mezzanine loan agreements outstanding at that date without any penalties incurred.

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

In addition, the applicable Borrowers for the Loan and BSHH LLC, a Delaware limited liability company (the “Guarantor”) and an affiliate of BRE Holdings, will have recourse liability under the Loan for certain matters typical of a transaction of this type, including, without limitation, relating to losses arising out of actions by the Borrower, Guarantor, Sponsor or their respective affiliates controlled by the Sponsor which constitute fraud, intentional misrepresentation, misappropriation of funds (including insurance proceeds), removal or disposal of any property after an event of default under the Loan, a material violation of the due on sale/encumbrance covenants set forth in the loan agreements, willful misconduct that results in waste to any property and any material modification or voluntary termination of a ground lease without the Lender’s prior written consent if required under the loan agreements. The Borrowers will also have recourse liability for the Loan in the event any security instrument or loan agreement is deemed a fraudulent conveyance or a preference, and the Borrowers and the Guarantor will have recourse liability for the Loan in the event of a voluntary or collusive involuntary bankruptcy of any Borrower or any operating lessee of the properties or in the event Borrower, Guarantor, Sponsor or their respective affiliates controlled by the Sponsor consents to or joins in the application for the appointment of a custodian, receiver, trustee or examiner of any Borrower or the operating lessee of any of the properties or any property, provided, however, the liability of the Guarantor described in this sentence shall not exceed 15% of the principal amount of the Loan outstanding at the time the event occurred.

Concurrent with the execution of the documents reflecting the Loan, the Company executed an Indemnity Agreement in favor of the Guarantor pursuant to which the Company agrees to indemnify and hold the Guarantor harmless from any losses incurred by the Guarantor pursuant to the terms of the guaranty executed by the Guarantor in favor of the Lenders in connection with the Loan.

The Company capitalized $6.9 million of deferred financing costs associated with the Loan. Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the Loan. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $1.3 million and $2.5 million under the mortgage loan for the three and six months ended June 30, 2015, respectively. This compares to amortization of deferred financing costs of $1.4 million and $2.7 million under the previous mortgage and mezzanine loans for the three and six months ended June 30, 2014, respectively, and is included in interest expense in the condensed consolidated statements of operations.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. Principal is due monthly with the remaining outstanding principal balance due at maturity of the loan. The outstanding principal balance as of June 30, 2015 was $17.2 million and is included in mortgages payable in the condensed consolidated balance sheets.

Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of June 30, 2015 are as follows (in thousands):

2015 (remaining months)	$212
2016	830,440
2017	464
2018	487
2019	510
Thereafter	15,131

Total	$847,244

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

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:
Interest rate caps	$6	$6	$59	$59

Financial assets not measured at fair value:
Cash and cash equivalents	$34,091	$34,091	$22,776	$22,776
Restricted cash	$10,294	$10,294	$40,719	$40,719
Due from third party managers, net	$7,940	$7,940	$4,764	$4,764

Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$9,717	$9,717	$18,969	$18,969
Due to third party managers, net	$503	$503	$1,580	$1,580
Mortgages payable	$847,244	$846,609	$847,453	$846,927

Interest rate caps - The Company acquired one interest rate cap agreement, as required by the terms of its Loan, considered to be a derivative financial instrument. The agreement caps the interest rate on the Loan. The Company did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate cap at fair value in the accompanying condensed consolidated balance sheets in other assets with adjustments to fair value recorded in gain (loss) on derivatives in the condensed consolidated statements of operations. The interest rate cap was acquired at a cost of $0.3 million. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principles and reasonable estimates where applicable from a third party source. This is considered a Level 2 valuation technique. Fair value changes on the interest rate cap are classified as a component of cash flows from operations.

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

Mortgages payable - For fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The fair value of the Loan cannot be reasonably estimated because it is not readily determinable without undue cost.

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

The following is a description of the Apple REIT class action litigation:

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

After remand, on June 6, 2014, defendants filed a brief in support of their motion to dismiss. On July 9, 2014, plaintiffs filed an opposition brief. Defendants’ reply brief was filed on August 8, 2014. On March 25, 2015, the District Court granted defendants’ motion to dismiss in full, with prejudice. The time to file a notice of appeal of that decision has expired, and no such notice has been filed. The Company does not expect to owe any additional amounts under the cost sharing agreement.

Franchise Agreements - As of June 30, 2015, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements - As of June 30, 2015, each of the Company’s 62 hotels were operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the consolidated statements of operations. The agreements have remaining terms generally ranging from less than one to 19 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels. During 2015, the Company changed the management of certain hotels with no material financial impact to the Company.

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

Ground Leases - As of June 30, 2015, four of the Company’s hotel properties had ground leases with remaining terms ranging from two to eight years, which may be extended at the Company’s election. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 18 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining three leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses totaled $0.1 million for each of the three and six months ended June 30, 2015 and 2014, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to June 30, 2015 and thereafter are as follows (in thousands):

2015 (remaining months)	$137
2016	275
2017	240
2018	206
2019	99
Thereafter	424

Total	$1,381

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

On September 30, 2013, BRE Holdings purchased approximately 2.0 million shares of the Series A Preferred Stock for $1.30 per share as part of a tender offer extended to all shareholders. As of June 30, 2015, BRE Holdings owned approximately 1.5 million shares of the Series A Preferred Stock due to the redemption.

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million from the date of the Merger Agreement (November 29, 2012). The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of June 30, 2015, the initial liquidation preference had not been adjusted.

On March 31, 2015, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on April 15, 2015 to shareholders of record on April 1, 2015. On June 30, 2015, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was payable on July 15, 2015 to shareholders of record on July 1, 2015.

As of June 30, 2015, the Company accrued $2.4 million for the dividend declared on June 30, 2015, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

8. Shareholders’ Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At June 30, 2015 and December 31, 2014, there were 100 shares of common stock issued and outstanding.

On May 11, 2015, the Board of Directors of the Company declared a dividend for common stock of $90,000 per share, which was paid on May 13, 2015.

9. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three months ended June 30, 2015 and 2014, the Company recorded $1.9 million and $1.7 million of income tax expense, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded $0.2 million and $0.8 million of income tax expense, respectively. Tax expense for the three and six months ended June 30, 2015 and 2014 is comprised of federal and state income taxes.

10. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $4.6 million and $4.0 million of franchise fees, marketing fees, and other expenses during the three months ended June 30, 2015 and 2014, respectively, under agreements with Hilton or its subsidiaries. The Company incurred $8.5 million and $7.5 million of franchise fees, marketing fees, and other expenses during the six months ended June 30, 2015 and 2014, respectively, under agreements with Hilton or its subsidiaries.

In addition, the Company uses Hilton to procure select capital improvements for its hotels. Under this arrangement, the Company paid Hilton $0.3 million and $0 during the three months ended June 30, 2015 and 2014, respectively, and $3.1 million and $0 during the six months ended June 30, 2015 and 2014, respectively. In addition, the Company owed Hilton $0 and $1.2 million as of June 30, 2015 and December 31, 2014, respectively, related to capital improvements, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $0.3 million and $0.2 million to this management company during the three months ended June 30, 2015 and 2014, respectively, and $0.8 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively. In addition, the Company owed this management company $0.2 million and $0 as of June 30, 2015 and December 31, 2014, respectively, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

The results of operations for these properties prior to the sale are classified as income from discontinued operations in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2014.

The following table sets forth the operating results from discontinued operations (in thousands).

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Total revenue	$941	$2,225
Hotel operating expenses	724	1,716
Taxes, insurance and other	29	132
General and administrative	23	58
Interest expense	181	301
Income tax expense	63	30
Gain from hotel dispositions	81	81

Income from discontinued operations	$2	$69

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

Overview

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. On May 14, 2013, we completed the acquisition of Apple Six (the “Merger”) pursuant to the Merger Agreement, by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us. As of June 30, 2015, we owned 62 hotels located in 18 states with an aggregate of 7,346 rooms.

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

Hotels Owned

The following table summarizes the location, brand, manager and number of rooms for each of the 62 hotels the Company owned at June 30, 2015, all of which were acquired on May 14, 2013 in connection with the Merger.

City	State	Name	Manager	Rooms
Dothan	Alabama	Courtyard	LBA	78
Dothan	Alabama	Hampton Inn & Suites	LBA	85
Huntsville	Alabama	Fairfield Inn	LBA	79
Huntsville	Alabama	Residence Inn	LBA	78
Tuscaloosa	Alabama	Courtyard	LBA	78
Tuscaloosa	Alabama	Fairfield Inn	LBA	63

Anchorage	Alaska	Hampton Inn	Interstate	101
Anchorage	Alaska	Hilton Garden Inn	Interstate	125
Anchorage	Alaska	Homewood Suites	Interstate	122
Phoenix	Arizona	Hampton Inn	OTO	99
Arcadia	California	Hilton Garden Inn	OTO	124
Arcadia	California	SpringHill Suites	OTO	86
Bakersfield	California	Hilton Garden Inn	Interstate	120
Folsom	California	Hilton Garden Inn	Inn Ventures	100
Foothill Ranch	California	Hampton Inn	OTO	84
Lake Forest	California	Hilton Garden Inn	OTO	103
Milpitas	California	Hilton Garden Inn	Inn Ventures	161
Roseville	California	Hilton Garden Inn	Inn Ventures	131
San Francisco	California	Hilton Garden Inn	White	169
Boulder	Colorado	Marriott	White	157
Glendale	Colorado	Hampton Inn & Suites	Sage	133
Lakewood	Colorado	Hampton Inn	Sage	170
Farmington	Connecticut	Courtyard	White	119
Rocky Hill	Connecticut	Residence Inn	White	96
Wallingford	Connecticut	Homewood Suites	White	104
Clearwater	Florida	SpringHill Suites	Interstate	79
Lake Mary	Florida	Courtyard	Interstate	83
Lakeland	Florida	Residence Inn	LBA	78
Panama City	Florida	Courtyard	LBA	84
Pensacola	Florida	Courtyard	LBA	90
Pensacola	Florida	Fairfield Inn	LBA	62
Pensacola	Florida	Hampton Inn & Suites	LBA	85
Tallahassee	Florida	Hilton Garden Inn	Interstate	99
Albany	Georgia	Courtyard	LBA	84
Columbus	Georgia	Residence Inn	LBA	78
Valdosta	Georgia	Courtyard	LBA	84
Mt. Olive	New Jersey	Residence Inn	White	123
Somerset	New Jersey	Homewood Suites	White	123
Saratoga Springs	New York	Hilton Garden Inn	White	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	Interstate	147
Hillsboro	Oregon	Courtyard	Inn Ventures	155
Hillsboro	Oregon	Residence Inn	Inn Ventures	122
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	136
Portland	Oregon	Residence Inn	Inn Ventures	258
Pittsburgh	Pennsylvania	Residence Inn	White	156
Myrtle Beach	South Carolina	Courtyard	Marriott	135
Nashville	Tennessee	Homewood Suites	Interstate	121
Arlington	Texas	SpringHill Suites	Western	121
Arlington	Texas	TownePlace Suites	Western	94
Dallas	Texas	SpringHill Suites	Western	148
Fort Worth	Texas	Homewood Suites	Interstate	137
Fort Worth	Texas	Residence Inn	Western	149
Fort Worth	Texas	SpringHill Suites	Marriott	145
Laredo	Texas	Homewood Suites	Western	105
Laredo	Texas	Residence Inn	Western	109
Las Colinas	Texas	TownePlace Suites	Western	135
McAllen	Texas	Hilton Garden Inn	Western	104
Fredericksburg	Virginia	Hilton Garden Inn	Interstate	148
Kent	Washington	TownePlace Suites	Inn Ventures	152
Mukilteo	Washington	TownePlace Suites	Inn Ventures	128
Redmond	Washington	Marriott	Marriott	262
Renton	Washington	Hilton Garden Inn	Inn Ventures	150

Total number of rooms				7,346

Key Indicators of Operating Performance

We use a variety of operating information and metrics to evaluate the operating performance of our hotels. These key indicators include financial information that is prepared in accordance with U.S. GAAP, along with other non-U.S. GAAP financial measures. In addition, we use industry standard statistical information and comparative data, some of which may not be financial in nature. In evaluating financial condition and operating performance, the most important indicators that we focus on are:

•	Occupancy - Occupancy represents the total number of hotel rooms sold in a given period divided by the total number of hotel rooms available, and is a key measure of the utilization of our hotels’ available capacity. Occupancy is a major driver of room revenue, as well as other revenue categories including food and beverage revenues. We use occupancy as a primary measure of demand at each of our hotels during a given period of time. Occupancy also guides us in determining achievable levels of average daily rate (“ADR”). Fluctuations in occupancy are accompanied by fluctuations in most categories of variable operating costs, such as utility cost and certain labor costs such as housekeeping, resulting in varying levels of hotel profitability.

•	Average Daily Rate (ADR) - ADR represents the average room price at a hotel or group of hotels and is computed by dividing total hotel room revenues by the total number of rooms sold in a given period. ADR trends provide information concerning the customer base and pricing environment at our hotels. Increases in ADR typically result in higher operating margins and overall profitability, since variable hotel expenses do not increase correspondingly. As a result, ADR trends are carefully monitored to manage pricing levels.

•	Revenue per Available Room (RevPAR) - RevPAR is the product of occupancy and ADR. It does not include non-room revenues such as food and beverage revenue or other ancillary revenues for guest services provided by the hotel. We use RevPAR to identify trend information for comparable properties and regions.

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

Executive Summary

Our hotel portfolio experienced continued improvement in revenues in the three and six months ended June 30, 2015 as compared to the same period in the prior year, while operating income declined in both periods largely due to increased depreciation expense and loss on disposals of investment in real estate. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

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

We will continue to review the performance of our hotel portfolio and make management changes, if necessary, in order to optimize the financial performance of each property.

On June 5, 2015, we evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May. Remediation work was started immediately, and the hotel is expected to remain closed for several months for the required remediation work and repairs. Our insurance carriers were notified in June of the pending claim which is in the process of being evaluated.

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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015	Percent of Revenue	Three Months Ended June 30, 2014	Percent of Revenue
Total hotel revenue	76,145	100%	$73,333	100%
Hotel operating expenses	40,727	53%	39,491	54%
Taxes, insurance and other expense	3,742	5%	3,541	5%
General and administrative expense	1,400	2%	827	1%
Depreciation	8,424		6,662
Loss on disposals of investment in real estate	2,876		0
Interest expense, net	7,620		9,713
Loss on derivatives	14		223
Income tax expense	1,925		1,749

	Six Months Ended June 30, 2015	Percent of Revenue	Six Months Ended June 30, 2014	Percent of Revenue
Total hotel revenue	$139,623	100%	$134,820	100%
Hotel operating expenses	77,057	55%	74,970	56%
Taxes, insurance and other expense	7,447	5%	6,891	5%
General and administrative expense	2,165	2%	1,765	1%
Depreciation	15,709		13,234
Loss on disposals of investment in real estate	2,876		0
Interest expense, net	15,118		19,030
Loss on derivatives	53		419
Income tax expense	202		814

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended June 30, 2015 and 2014, the Company had total hotel revenue from continuing operations of $76.1 million and $73.3 million, respectively. For the six months ended June 30, 2015 and 2014, total hotel revenue from continuing operations was $139.6 million and $134.8 million, respectively. For the three months ended June 30, 2015 and 2014, the hotels achieved average occupancy of 79.5% and 80.8%, ADR of $135.27 and $126.83 and RevPAR of $107.50 and $102.46, respectively. For the six months ended June 30, 2015 and 2014, the hotels achieved average occupancy of 75.2% and 76.5%, ADR of $131.18 and $123.44 and RevPAR of $98.63 and $94.48, respectively.

The increase in hotel revenues was driven by a 6.7% and 6.3% increase, respectively, in ADR during the three and six months ended June 30, 2015 compared to the same periods in the prior year. This strong ADR increase was due to our ability to increase rates, in particular at our newly renovated properties, along with overall strong demand within the upscale limited service segment of the industry. Occupancy decreased by 1.6% and 1.7%, respectively, during the three and six months ended June 30, 2015 compared to the same periods in the prior year largely due to out-of-service rooms at hotels undergoing renovations.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended June 30, 2015 and 2014, hotel operating expenses from continuing operations totaled $40.7 million and $39.5 million, respectively, representing 53% and 54%, respectively, of total hotel revenue. For the six months ended June 30, 2015 and 2014, hotel operating expenses from continuing operations totaled $77.1 million and $75.0 million, respectively, representing 55% and 56%, respectively, of total hotel revenue. Results for the three and six months ended June 30, 2015 reflect the impact of the increases in revenues and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and expects to continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses from continuing operations for the three months ended June 30, 2015 and 2014 were $3.7 million and $3.5 million, or 5% and 5% of total hotel revenue, respectively. Taxes, insurance, and other expenses from continuing operations for the six months ended June 30, 2015 and 2014 were $7.4 million and $6.9 million, or 5% and 5% of total hotel revenue, respectively. Property taxes have continued to increase in 2015 as the economy has continued to improve and localities reassessed property values accordingly.

General and administrative expense from continuing operations for the three months ended June 30, 2015 and 2014 was $1.4 million and $0.8 million, or 2% and 1% of total hotel revenue, respectively. General and administrative expense from continuing operations for the six months ended June 30, 2015 and 2014 was $2.2 million and $1.8 million, or 2% and 1% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees, and reporting expenses. The increase in 2015 as compared to 2014 is largely due to increased advisory fees in order to support our growing revenues and operations of our hotels.

Depreciation expense from continuing operations for the three months ended June 30, 2015 and 2014 was $8.4 million and $6.7 million, respectively. Depreciation expense from continuing operations for the six months ended June 30, 2015 and 2014 was $15.7 million and $13.2 million, respectively. The increase in 2015 compared to 2014 was due to the increased renovation activity in 2014 at our hotels, and resulting higher levels of fixed assets in-service is expected to increase depreciation expense for the foreseeable future.

Interest expense, net for the three months ended June 30, 2015 and 2014 was $7.6 million and $9.7 million, respectively. Interest expense, net for the six months ended June 30, 2015 and 2014 was $15.1 million and $19.0 million, respectively. Interest expense decreased due to the lower interest rate on the debt we obtained in December 2014 compared to the debt that originated at the time of the Merger. The Company capitalized interest of $0.1 million and $0 in the three months ended June 30, 2015 and 2014, respectively, and $0.2 million and $0 for the six months ended June 30, 2015 and 2014, respectively, related to capital improvement projects at several of our hotels.

Operating Metrics and Non-U.S. GAAP Financial Measures

Below is a summary of our key operating metrics for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
Statistical Data	2015	2014	2015	2014
Occupancy	79.5%	80.8%	75.2%	76.5%
ADR	$135.27	$126.83	$131.18	$123.44
RevPAR	$107.50	$102.46	$98.63	$94.48
RevPAR Index	117	119	116	120

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

Adjusted EBITDA - We further adjust EBITDA for certain additional items, including extinguishment of mortgages payable and mezzanine loans, gain or loss on hotels held for sale, loss on disposals of investments in real estate, derivatives and merger transaction costs. We believe that Adjusted EBITDA provides additional useful supplemental information about our ongoing operating performance.

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income (1)	$9,417	$11,129	$18,996	$17,766
Depreciation and amortization	8,424	6,662	15,709	13,234
Interest expense, net	7,620	9,713	15,118	19,030
Income tax expense	1,925	1,749	202	814

EBITDA	27,386	29,253	50,025	50,844
Gain on hotels held for sale	0	(81)	0	(81)
Loss on disposals of investment in real estate	2,876	0	2,876	0
Loss on derivatives	14	223	53	419

Adjusted EBITDA	$30,276	$29,395	$52,954	$51,182

(1)	Includes net income from discontinued operations

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

Mortgage Loans

On December 3, 2014, certain of our indirect wholly-owned subsidiaries (the “Borrowers”) entered into a loan agreement (the “Loan Agreement”) with commercial lenders (collectively, the “Lenders”), pursuant to which the Borrowers obtained a mortgage loan from the Lenders (the “Loan”) in an aggregate principal amount of $830 million. The Loan is secured by first-priority, cross-collateralized mortgage liens on 61 of the 62 properties owned or ground-leased by certain of our subsidiaries, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account. The loan proceeds were used to repay the mortgage and mezzanine loans outstanding which were obtained in connection with the Merger, and to redeem approximately 25% of the outstanding 7% Series A Preferred Stock.

As of June 30, 2015, we had $847.2 million in mortgages payable, comprised of $830.0 million aggregate principal amount outstanding under the Loan, which is secured by 61 of our 62 properties, and $17.2 million assumed in the Merger, which is secured by the Fort Worth, Texas Residence Inn property.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan Agreement, at closing we were required to deposit $26.0 million into a restricted cash account to fund required capital improvements. In addition, we must deposit monthly in a lender escrow an amount equal to the sum of 4%-5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $38.6 million in capital improvements in the first half of this year, and expect to spend an additional $20 to $30 million on capital improvements during the remainder of this year. Due to the early disposal of furniture, fixtures and equipment in connection with these capital improvements, we recorded a loss on disposals of investment in real estate of $2.9 million.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our shareholders. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2014, dividends on our common stock were paid quarterly in February, May, August and November each year. On May 13, 2015, we paid a dividend for the common stock of $90,000 per share. Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

On January 15, 2015, we paid a dividend for the Series A Preferred Stock of $0.0333 per share to shareholders of record on January 1, 2015. On April 15, 2015, we paid a dividend for the Series A Preferred Stock of $0.0333 per share to shareholders of record on April 1, 2015. On June 30, 2015, our Board of Directors declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was payable on July 15, 2015 to shareholders of record on July 1, 2015. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

Contractual Obligations

Our contractual obligations have not changed significantly from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Apple Six was party to certain legal matters at the time of its acquisition by the Company. Following completion of its acquisition of Apple Six, the Company as the surviving corporation in the Merger, became involved in these legacy matters. The initial liquidation preference of $1.90 per share of Series A Preferred Stock is subject to downward adjustment should net costs and payments relating to certain litigation and regulatory legacy matters exceed $3.5 million, including the litigation described in note 6 of the Notes to the Condensed Consolidated Financial Statements. The legacy SEC investigation was settled in 2014. As of June 30, 2015, the initial liquidation preference has not been adjusted. The information regarding this litigation can be found under “Commitments and Contingencies” in note 6 of the Notes to the Condensed Consolidated Financial Statements contained in this quarterly report and is incorporated by reference into this Item 1.

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

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Section 13(r) Disclosure. *

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. *

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: August 13, 2015	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director
(Principal Executive Officer)

Date: August 13, 2015	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President and Managing Director
(Principal Financial Officer and Principal Accounting Officer)