Form 10-Q
period 2015-09-30
BRE Select Hotels Corp
filed 2015-11-12
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at November 12, 2015

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $66,112 and $43,771, respectively	$989,386	$974,833
Cash and cash equivalents	33,223	22,776
Restricted cash	8,891	40,719
Due from third party managers, net	7,253	4,764
Prepaid expenses	2,370	2,166
Deferred financing costs, net	6,037	9,817
Goodwill	126,377	126,377
Other assets	1,022	912

TOTAL ASSETS	$1,174,559	$1,182,364

LIABILITIES
Accounts payable and accrued expenses	$15,890	$18,969
Due to third party managers, net	470	1,580
Mortgages payable	847,140	847,453

TOTAL LIABILITIES	863,500	868,002

Commitments and contingencies (Note 6)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 72,382,848 issued and outstanding at September 30, 2015 and December 31, 2014	137,160	137,160

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	0	0
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at September 30, 2015 and December 31, 2014	0	0
Additional paid-in capital	169,971	177,202
Retained earnings	3,928	0

TOTAL SHAREHOLDER’S EQUITY	173,899	177,202

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,174,559	$1,182,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Room revenue	$77,135	$74,614	$207,922	$200,260
Other revenue	4,991	4,598	13,827	13,772

Total revenue	82,126	79,212	221,749	214,032

EXPENSES
Operating expense	18,127	17,802	51,698	50,209
Hotel administrative expense	5,890	5,747	17,181	16,730
Sales and marketing	6,505	5,757	17,336	15,958
Utilities	2,741	2,923	7,396	7,638
Repair and maintenance	2,771	2,712	8,238	8,084
Franchise fees	3,815	3,682	10,293	9,936
Management fees	2,749	2,888	7,513	7,927
Taxes, insurance and other	3,970	3,546	11,417	10,436
General and administrative	1,214	777	3,379	2,542
Depreciation expense	8,658	6,760	24,367	19,994

Total expenses	56,440	52,594	158,818	149,454

Loss on disposals of investment in real estate	(1,506)	0	(4,382)	0

Operating income	24,180	26,618	58,549	64,578

Interest expense, net	(7,771)	(9,666)	(22,889)	(28,696)
(Loss) gain on derivatives	(4)	22	(57)	(397)

Income from continuing operations before income tax expense	16,405	16,974	35,603	35,485

Income tax expense	(3,473)	(3,649)	(3,675)	(4,463)

Income from continuing operations	12,932	13,325	31,928	31,022

Loss from discontinued operations, net of tax (Note 11)	0	(162)	0	(93)

Net income	12,932	13,163	31,928	30,929

Series A Preferred Stock dividends declared	(2,410)	(3,231)	(7,231)	(9,693)

Net income available for common stockholders	$10,522	$9,932	$24,697	$21,236

Basic and diluted net income per common share

From continuing operations, after Series A Preferred Stock dividends	$105,220.00	$100,940.00	$246,970.00	$213,290.00
From discontinued operations	0.00	(1,620.00)	0.00	(930.00)

Total basic and diluted net income per common share available to common stockholders	$105,220.00	$99,320.00	$246,970.00	$212,360.00

Dividends declared per common share	$190,000.00	$90,000.00	$280,000.00	$230,000.00
Weighted average common shares outstanding - basic and diluted	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$31,928	$30,929

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24,367	19,994
Loss on disposals of investment in real estate	4,382	0
Loss on sale of assets	0	150
Fair value adjustment of interest rate cap	57	397
Amortization of deferred financing costs	3,780	4,096
Other non-cash expenses, net	(22)	(22)
Changes in operating assets and liabilities:
Decrease (increase) in cash restricted for operating expenses	4,981	(3,279)
Increase in due to/from third party managers, net	(3,599)	(338)
(Increase) decrease in prepaid expenses and other assets	(572)	1,176
Increase in accounts payable and accrued expenses	3,494	3,188

Net cash provided by operating activities	68,796	56,291

Cash flows from investing activities:
Capital improvements	(49,853)	(23,433)
Proceeds from sale of assets, net	0	9,380
Property insurance proceeds	201	353
Decrease in cash restricted for property improvements	26,847	7,394

Net cash used in investing activities	(22,805)	(6,306)

Cash flows from financing activities:
Payments of mortgage debt	(313)	(8,910)
Payments of mezzanine debt	0	(2,512)
Dividends paid to Series A Preferred shareholders	(7,231)	(9,693)
Dividends paid to common shareholders	(28,000)	(23,000)

Net cash used in financing activities	(35,544)	(44,115)

Net increase in cash and cash equivalents	10,447	5,870

Cash and cash equivalents, beginning of period	22,776	23,902

Cash and cash equivalents, end of period	$33,223	$29,772

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$19,469	$25,066
Taxes paid	$2,136	$945
Accrued capital improvements	$4,733	$2,007
Accrued 7% Series A Preferred Stock dividends	$2,410	$3,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. 100% of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of September 30, 2015, the Company owned 62 hotels located in 18 states with an aggregate of 7,346 rooms.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The unaudited condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these condensed consolidated financial statements. Operating results for the interim periods herein are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Restricted Cash - Restricted cash consists of deposits held in escrow for the payment of certain required repairs, capital improvements and property taxes pursuant to the terms of the Company’s mortgages payable, as well as a repairs and improvements reserve required by the Marriott International, Inc. or its affiliates (“Marriott”) management agreements. The Company’s policy is to present changes in restricted cash attributable to property taxes, insurance and ground rent as a component of operating cash flows and changes in restricted cash attributable to repairs and capital improvements as a component of investing cash flows in the condensed consolidated statements of cash flows.

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

Investment in Real Estate and Related Depreciation - Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful life of the real estate asset. The Company recorded a non-cash loss on disposals of investments in real estate of $1.5 million and $4.4 million during the three and nine months ended September 30, 2015, respectively, due to early disposal of furniture, fixtures, and equipment in connection with the Company’s capital improvement and renovation plans. Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, 10 years for land and building improvements and three to seven years for furniture and equipment.

Impairment of Investment in Real Estate - The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly recoverability analysis to assist with its evaluation of impairment indicators. The analysis compares each property’s current year actual and forecasted occupancy and revenue per available room (“RevPAR”) compared to the prior year. No triggering events have occurred to indicate the asset carrying values will not be recoverable as of September 30, 2015. If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and in such instances an impairment loss would be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

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

Valuation of Deferred Tax Assets - A valuation allowance for deferred tax assets is provided when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in performing this assessment. The Company had a valuation allowance of $0.9 million as of September 30, 2015 for a TRS where it is not considered more likely than not that the deferred tax assets will be realized.

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

New Accounting Pronouncements - In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the update, discontinued operations are defined as either (1) a component of an entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or (2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals of assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. The Company adopted ASU No. 2014-08 on January 1, 2015.

We expect that future disposals of operating real estate assets will not qualify for discontinued operations reporting treatment, unless the disposals represent a strategic shift that will have a major effect on the Company’s operations and financial results. There were no hotels sold or held for sale during the three and nine months ended September 30, 2015.

The discontinued operations presented for the interim periods ended September 30, 2014 represent individual sales of hotels which occurred prior to the Company’s adoption of ASU No. 2014-08 (see Note 11) and represented discontinued operations under the previous accounting guidance.

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

3. Investment in Real Estate, net

Investment in real estate, net as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land and Improvements	$154,715	$154,353
Building and Improvements	835,210	805,183
Furniture, Fixtures and Equipment	47,238	34,947
Construction in Progress	18,335	24,121

	1,055,498	1,018,604
Less: Accumulated Depreciation	(66,112)	(43,771)

Investment in Real Estate, net	$989,386	$974,833

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

Defaults under the Loan include, among other things, the failure to pay interest or principal when due, material misrepresentations, transfers of the underlying security for the Loan without any required consent from the Lender, defaults under certain agreements relating to the properties, including franchise and management agreements, bankruptcy of a Borrower or any guarantor of the Loan, failure to maintain required insurance and a failure to observe other covenants under the Loan, in each case subject to any applicable cure rights. The Borrowers may prepay the Loan, in whole or in part, at any time without any prepayment penalty or fee.

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

The Company capitalized $6.9 million of deferred financing costs associated with the Loan. Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the Loan. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $1.3 million and $3.8 million under the mortgage loan for the three and nine months ended September 30, 2015, respectively. This compares to amortization of deferred financing costs of $1.4 million and $4.1 million under the previous mortgage and mezzanine loans for the three and nine months ended September 30, 2014, respectively, and is included in interest expense in the condensed consolidated statements of operations.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. Principal is due monthly with the remaining outstanding principal balance due at maturity of the loan. The outstanding principal balance as of September 30, 2015 was $17.1 million and is included in mortgages payable in the condensed consolidated balance sheets.

Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of September 30, 2015 are as follows (in thousands):

2015 (remaining months)	$108
2016	830,440
2017	464
2018	487
2019	510
Thereafter	15,131

Total	$847,140

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

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:
Interest rate caps	$2	$2	$59	$59

Financial assets not measured at fair value:
Cash and cash equivalents	$33,223	$33,223	$22,776	$22,776
Restricted cash	$8,891	$8,891	$40,719	$40,719
Due from third party managers, net	$7,253	$7,253	$4,764	$4,764

Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$15,890	$15,890	$18,969	$18,969
Due to third party managers, net	$470	$470	$1,580	$1,580
Mortgages payable	$847,140	$846,936	$847,453	$846,927

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

Mortgages payable - For fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The estimated fair value of the mortgages payable in the table above includes the estimated fair value of the mortgage loan secured by the Company’s Fort Worth, Texas Residence Inn property, and the Company’s carrying value of the Loan. The fair value of the Loan cannot be reasonably estimated because it is not readily determinable without undue cost.

6. Commitments and Contingencies

Insurance - The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of the hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where we believe such coverage is warranted or required under the terms of the Loan. On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel is expected to remain closed for several months for the required remediation work and repairs. The insurance carriers were notified in June 2015 of the pending property insurance claim which is in the process of being evaluated. Management believes the property damage from the flooding is covered by insurance. For the three and nine months ended September 30, 2015, the Company received $0.5 million of business interruption insurance proceeds as a result of the closure of the hotel due to the property damage, which is included in other revenue in the condensed consolidated statements of operations.

Legal Fees - In connection with the Merger, on November 29, 2012 Apple Six entered into a litigation cost sharing agreement with Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (the “other Apple REIT companies”). Pursuant to the litigation cost sharing agreement, the Company, as successor to Apple Six, agreed to pay 20%, and the other parties to the litigation cost sharing agreement agreed to pay 80%, of the fees and expenses of specified counsel or any other counsel, consultant or service provider jointly retained in connection with the Apple REIT class action litigation described below, incurred after November 29, 2012.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, the other Apple REIT companies were named with others in a consolidated class action litigation called In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO in the United States District Court for the Eastern District of New York (the “District Court”). Following the District Court’s dismissal of plaintiffs’ claims, plaintiffs appealed to the United States Court of Appeals for the Second Circuit, which court affirmed the District Court’s dismissal of certain claims and vacated and remanded others. On remand, on March 25, 2015, the District Court granted defendants’ motion to dismiss in full, with prejudice. The time to file a notice of appeal of that decision has expired, and no such notice has been filed. The Company does not expect to owe any additional amounts under the cost sharing agreement.

Franchise Agreements - As of September 30, 2015, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements - As of September 30, 2015, each of the Company’s 62 hotels were operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. The agreements have remaining terms generally ranging from less than one to 19 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels. During 2015, the Company changed the management of certain hotels with no material financial impact to the Company.

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

Ground Leases - As of September 30, 2015, four of the Company’s hotel properties had ground leases with remaining terms ranging from two to eight years, which may be extended at the Company’s election. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 18 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining three leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses totaled $0.1 million and $0.2 million for each of the three and nine months ended September 30, 2015 and 2014, respectively, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to September 30, 2015 and thereafter are as follows (in thousands):

2015 (remaining months)	$69
2016	275
2017	240
2018	206
2019	99
Thereafter	424

Total	$1,313

7. 7% Series A Cumulative Redeemable Preferred Stock

In connection with the Merger, the Company issued 97,032,848 shares of Series A Preferred Stock. The terms of these shares provide the Company with the right to redeem such shares at any time for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. In addition, the terms of these shares include an option for a holder of such shares to require the Company to redeem all or a portion of such holder’s shares on or after November 14, 2020 for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. The initial dividend rate on these shares is 7% per annum. The dividend rate will increase to 9% per annum if dividends are not paid in cash for more than six quarters, and to 11% per annum if they are not redeemed after the earlier of certain change of control events or May 14, 2018. Due to the put option provided to the holders of these shares, such shares have been classified outside permanent shareholder’s equity.

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

On September 30, 2013, BRE Holdings purchased approximately 2.0 million shares of the Series A Preferred Stock for $1.30 per share as part of a tender offer extended to all shareholders. As of September 30, 2015, BRE Holdings owned approximately 1.5 million shares of the Series A Preferred Stock due to the redemption.

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million from the date of the Merger Agreement (November 29, 2012). The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of September 30, 2015, the Company does not expect that the initial liquidation preference will be adjusted.

On March 31, 2015, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 15, 2015 to shareholders of record on April 1, 2015. On June 30, 2015, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was payable on July 15, 2015 to shareholders of record on July 1, 2015. On September 18, 2015, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was payable on October 15, 2015 to shareholders of record on October 1, 2015.

As of September 30, 2015, the Company accrued $2.4 million for the dividend declared on September 18, 2015, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

8. Shareholders’ Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At September 30, 2015 and December 31, 2014, there were 100 shares of common stock issued and outstanding.

On May 11, 2015, the Board of Directors of the Company declared a dividend on its common stock of $90,000 per share, which was paid on May 13, 2015. On August 14, 2015, the Board of Directors of the Company declared a dividend on its common stock of $190,000 per share, which was paid on August 17, 2015.

9. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three months ended September 30, 2015 and 2014, the Company recorded $3.5 million and $3.6 million of income tax expense, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded $3.7 million and $4.5 million of income tax expense, respectively. Tax expense for the three and nine months ended September 30, 2015 and 2014 is comprised of federal and state income taxes.

10. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $5.8 million and $5.0 million of franchise fees, marketing fees, and other expenses during the three months ended September 30, 2015 and 2014, respectively, under agreements with Hilton or its subsidiaries. The Company incurred $14.3 million and $12.9 million of franchise fees, marketing fees, and other expenses during the nine months ended September 30, 2015 and 2014, respectively, under agreements with Hilton or its subsidiaries.

In addition, the Company uses Hilton to procure select capital improvements for its hotels. Under this arrangement, the Company paid Hilton $0.3 million and $0.1 million during the three months ended September 30, 2015 and 2014, respectively, and $3.4 million and $0.1 million during the nine months ended September 30, 2015 and 2014, respectively. In addition, the Company owed Hilton $0 and $1.2 million as of September 30, 2015 and December 31, 2014, respectively, related to capital improvements, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $0.8 million and $0.3 million to this management company during the three months ended September 30, 2015 and 2014, respectively, and $1.6 million and $0.6 million during the nine months ended September 30, 2015 and 2014, respectively. In addition, the Company owed this management company $0.2 million and $0 as of September 30, 2015 and December 31, 2014, respectively, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

The results of operations for these properties prior to the sale are classified as income from discontinued operations in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2014.

The following table sets forth the operating results from discontinued operations (in thousands).

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Total revenue	$254	$2,479
Hotel operating expenses	220	1,936
Taxes, insurance and other	23	155
General and administrative	9	67
Interest expense	27	328
Income tax benefit	(94)	(64)
Loss from hotel dispositions	(231)	(150)

Loss from discontinued operations	($162)	($93)

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

Overview

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. On May 14, 2013, we completed the acquisition of Apple Six (the “Merger”) pursuant to the Merger Agreement, by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us. As of September 30, 2015, we owned 62 hotels located in 18 states with an aggregate of 7,346 rooms.

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

Hotels Owned

The following table summarizes the location, brand, manager and number of rooms for each of the 62 hotels the Company owned at September 30, 2015, all of which were acquired on May 14, 2013 in connection with the Merger.

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

Executive Summary

Our hotel portfolio experienced continued improvement in revenues in the three and nine months ended September 30, 2015 as compared to the same period in the prior year, while operating income declined in both periods largely due to increased depreciation expense and loss on disposals of investment in real estate. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

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

On June 5, 2015, we evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel is expected to remain closed for several months for the required remediation work and repairs. Our insurance carriers were notified in June 2015 of the pending property insurance claim which is in the process of being evaluated. Management believes the property damage from the flooding is covered by insurance. For the three and nine months ended September 30, 2015, the Company received $0.5 million of business interruption insurance proceeds as a result of the closure of the hotel due to the property damage, which is included in other revenue in the condensed consolidated statements of operations.

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015	Percent of Revenue	Three Months Ended September 30, 2014	Percent of Revenue
Total hotel revenue	82,126	100%	$79,212	100%
Hotel operating expenses	42,598	52%	41,511	52%
Taxes, insurance and other expense	3,970	5%	3,546	4%
General and administrative expense	1,214	1%	777	1%
Depreciation	8,658		6,760
Loss on disposals of investment in real estate	1,506		0
Interest expense, net	7,771		9,666
Loss (gain) on derivatives	4		(22)
Income tax expense	3,473		3,649

	Nine Months Ended September 30, 2015	Percent of Revenue	Nine Months Ended September 30, 2014	Percent of Revenue
Total hotel revenue	$221,749	100%	$214,032	100%
Hotel operating expenses	119,655	54%	116,482	54%
Taxes, insurance and other expense	11,417	5%	10,436	5%
General and administrative expense	3,379	2%	2,542	1%
Depreciation	24,367		19,994
Loss on disposals of investment in real estate	4,382		0
Interest expense, net	22,889		28,696
Loss on derivatives	57		397
Income tax expense	3,675		4,463

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended September 30, 2015 and 2014, the Company had total hotel revenue from continuing operations of $82.1 million and $79.2 million, respectively. For the nine months ended September 30, 2015 and 2014, total hotel revenue from continuing operations was $221.7 million and $214.0 million, respectively. For the three months ended September 30, 2015 and 2014, the hotels achieved average occupancy of 80.7% and 81.8%, ADR of $144.15 and $134.98 and RevPAR of $116.30 and $110.39, respectively. For the nine months ended September 30, 2015 and 2014, the hotels achieved average occupancy of 77.0% and 78.3%, ADR of $135.71 and $127.50 and RevPAR of $104.53 and $99.84, respectively.

The increase in hotel revenues was driven by a 6.8% and 6.4% increase, respectively, in ADR during the three and nine months ended September 30, 2015 compared to the same periods in the prior year. This strong ADR increase was due to our ability to increase rates, in particular at our newly renovated properties, along with overall strong demand within the upscale limited service segment of the industry. Occupancy decreased by 1.3% and 1.7%, respectively, during the three and nine months ended September 30, 2015 compared to the same periods in the prior year largely due to out-of-service rooms at hotels undergoing renovations.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended September 30, 2015 and 2014, hotel operating expenses from continuing operations totaled $42.6 million and $41.5 million, respectively, representing 52% and 52%, respectively, of total hotel revenue. For the nine months ended September 30, 2015 and 2014, hotel operating expenses from continuing operations totaled $119.7 million and $116.5 million, respectively, representing 54% and 54%, respectively, of total hotel revenue. Results for the three and nine months ended September 30, 2015 reflect the impact of the increases in revenues and the Company’s efforts to control costs. Certain operating costs such as base management fees, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and expects to continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses from continuing operations for the three months ended September 30, 2015 and 2014 were $4.0 million and $3.5 million, or 5% and 4% of total hotel revenue, respectively. Taxes, insurance, and other expenses from continuing operations for the nine months ended September 30, 2015 and 2014 were $11.4 million and $10.4 million, or 5% and 5% of total hotel revenue, respectively. Property taxes have continued to increase in 2015 as the economy has continued to improve and localities reassessed property values accordingly.

General and administrative expense from continuing operations for the three months ended September 30, 2015 and 2014 was $1.2 million and $0.8 million, or 1% and 1% of total hotel revenue, respectively. General and administrative expense from continuing operations for the nine months ended September 30, 2015 and 2014 was $3.4 million and $2.5 million, or 2% and 1% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees, and reporting expenses. The increase in 2015 as compared to 2014 is largely due to increased advisory fees in order to support our growing revenues and operations of our hotels.

Depreciation expense from continuing operations for the three months ended September 30, 2015 and 2014 was $8.7 million and $6.8 million, respectively. Depreciation expense from continuing operations for the nine months ended September 30, 2015 and 2014 was $24.4 million and $20.0 million, respectively. The increase in 2015 compared to 2014 was due to the increased renovation activity in 2014 at our hotels, and resulting higher levels of fixed assets in-service is expected to increase depreciation expense for the foreseeable future.

Interest expense, net for the three months ended September 30, 2015 and 2014 was $7.8 million and $9.7 million, respectively. Interest expense, net for the nine months ended September 30, 2015 and 2014 was $22.9 million and $28.7 million, respectively. Interest expense decreased due to the lower interest rate on the debt we obtained in December 2014 compared to the debt that originated at the time of the Merger. The Company capitalized interest of $0.1 million and $0 in the three months ended September 30, 2015 and 2014, respectively, and $0.3 million and $0 for the nine months ended September 30, 2015 and 2014, respectively, related to capital improvement projects at several of our hotels.

Operating Metrics and Non-U.S. GAAP Financial Measures

Below is a summary of our key operating metrics for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
Statistical Data (1)	2015	2014	2015	2014
Occupancy	80.7%	81.8%	77.0%	78.3%
ADR	$144.15	$134.98	$135.71	$127.50
RevPAR	$116.30	$110.39	$104.53	$99.84
RevPAR Index	118	118	117	119

(1)	Excludes Homewood Suites Ft. Worth for period from June 4, 2015 through September 30, 2015 due to the property closure due to flood damage.

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

Adjusted EBITDA - We further adjust EBITDA for certain additional items, including extinguishment of mortgages payable and mezzanine loans, gain or loss on hotels held for sale, loss on disposals of investments in real estate, derivatives, and merger transaction costs. We believe that Adjusted EBITDA provides additional useful supplemental information about our ongoing operating performance.

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income (1)	$12,932	$13,163	$31,928	$30,929
Depreciation and amortization	8,658	6,760	24,367	19,994
Interest expense, net	7,771	9,666	22,889	28,696
Income tax expense	3,473	3,649	3,675	4,463

EBITDA	32,834	33,238	82,859	84,082
Loss on hotels held for sale	0	231	0	150
Loss on disposals of investment in real estate	1,506	0	4,382	0
Loss (gain) on derivatives	4	(22)	57	397

Adjusted EBITDA	$34,344	$33,447	$87,298	$84,629

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

As of September 30, 2015, we had $847.1 million in mortgages payable, comprised of $830.0 million aggregate principal amount outstanding under the Loan, which is secured by 61 of our 62 properties, and $17.1 million assumed in the Merger, which is secured by the Fort Worth, Texas Residence Inn property.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan Agreement, at closing we were required to make a one-time deposit $26.0 million into a restricted cash account to fund required capital improvements. In addition, we must deposit monthly in a lender escrow an amount equal to the sum of 4%-5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $49.9 million in capital improvements in the first nine months of this year, and expect to spend an additional $10 million to $15 million on capital improvements during the remainder of this year. Due to the early disposal of furniture, fixtures and equipment in connection with these capital improvements, we recorded a loss on disposals of investment in real estate of $1.5 million and $4.4 million for the three and nine months ended September 30, 2015, respectively.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our shareholders. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2014, dividends on our common stock were paid quarterly in February, May, August and November each year. On May 13, 2015, we paid a dividend on our common stock of $90,000 per share. On August 17, 2015, we paid a dividend on our common stock of $190,000 per share. Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

On January 15, 2015, we paid a dividend on our Series A Preferred Stock of $0.0333 per share to shareholders of record on January 1, 2015. On April 15, 2015, we paid a dividend on our Series A Preferred Stock of $0.0333 per share to shareholders of record on April 1, 2015. On July 15, 2015, we paid a dividend on our Series A Preferred Stock of $0.0333 per share to shareholders of record on July 1, 2015.

On September 18, 2015, our Board of Directors declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was payable on October 15, 2015 to shareholders of record on October 1, 2015. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under “Legal Fees” in note 6 to the Condensed Consolidated Financial Statements contained in this quarterly report is incorporated herein by reference.

Apple Six was party to certain legal matters at the time of its acquisition by the Company. Following completion of its acquisition of Apple Six, the Company as the surviving corporation in the Merger, became involved in these legacy matters. As discussed under “7% Series A Cumulative Redeemable Preferred Stock” in note 7 of the Notes to the Condensed Consolidated Financial Statements contained in this quarterly report, the initial liquidation preference of $1.90 per share of Series A Preferred Stock is subject to downward adjustment should net costs and payments relating to certain litigation and regulatory legacy matters exceed $3.5 million, including the litigation described under “Commitments and Contingencies” in note 6 of the Notes to the Condensed Consolidated Financial Statements, and the legacy SEC investigation disclosed in the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2014, which was settled in 2014. As of September 30, 2015, the Company does not expect that the initial liquidation preference will be adjusted.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosure publicly filed by Hilton Worldwide Holdings Inc. and Travelport Worldwide Limited, which may be considered affiliates of Blackstone and therefore the Company’s affiliates.

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Section 13(r) Disclosure. *

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. *

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: November 12, 2015	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director
(Principal Executive Officer)

Date: November 12, 2015	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President and Managing Director
(Principal Financial Officer and Principal Accounting Officer)