Form 10-K
period 2015-12-31
BRE Select Hotels Corp
filed 2016-03-18
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

There is currently no established public trading market in which the Company’s common shares are traded, and all common shares are held by an affiliate of the Company. The number of common shares outstanding as of March 18, 2016 was 100.

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

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “forecast” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; risks associated with the Company’s indebtedness; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; competition within the hotel and real estate industry; and the factors discussed in the section entitled “Risk Factors” in this report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in Item 1A in this report. Any forward-looking statement that the Company makes herein speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Except where context suggests otherwise, the Company defines certain terms in this Annual Report on Form 10-K as follows:

•	“the Company,” “BRE Select Hotels,” “we” or “our” refer to BRE Select Hotels Corp, together with its wholly-owned subsidiaries, and refer to Apple REIT Six, Inc. (“Apple Six”) for the periods prior to the Merger (as defined below);

•	“our hotels” refers to the 62 hotels owned by us as of December 31, 2015;

•	“Occupancy” represents the total number of hotel rooms sold in a given period divided by the number of hotel rooms available;

•	“Average Daily Rate”, or ADR, represents the average room price at a hotel or group of hotels and is computed by dividing total hotel room revenues by the total number of rooms sold in a given period.

•	“Revenue Per Available Room”, or RevPAR, is the product of occupancy and ADR;

Item 1.	Business

Overview

We are a Delaware corporation that was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple Six on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six was completed on May 14, 2013 (the “Acquisition Date”). As of December 31, 2015, we owned 62 hotels located in 18 states with an aggregate of 7,346 rooms.

We made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. We have wholly-owned taxable REIT subsidiaries which lease all of our hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. (“Marriott”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”) under separate hotel management agreements.

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

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million from the date of the Merger Agreement. The legacy litigation and regulatory matters to which Apple Six was a party at the time the Merger and in which we became involved following completion of the Merger include, among other matters, the litigation referred to below and the legacy SEC investigation disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which investigation was settled in 2014.

As disclosed in our prior filings with the SEC, Apple Six was named with others in a consolidated class action litigation called In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO in the United States District Court for the Eastern District of New York (the “District Court”). Following the District Court’s dismissal of plaintiffs’ claims, plaintiffs appealed to the United States Court of Appeals for the Second Circuit, which court affirmed the District Court’s dismissal of certain claims and vacated and remanded others for further consideration. On remand, on March 25, 2015, the District Court granted defendants’ renewed motion to dismiss in full, with prejudice. The time to file a notice of appeal of that decision has expired, and no such notice has been filed.

We recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of December 31, 2015, the initial liquidation preference had not been adjusted, and we do not expect that the initial liquidation preference will be adjusted.

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

We sold four hotels in 2014, and the results of operations of these four hotels are classified as discontinued operations in the consolidated financial statements.

Hotel	Sale Date
Fairfield Inn - Orange Park, Florida	April 23, 2014
Fairfield Inn - Birmingham, Alabama	May 8, 2014
SpringHill Suites - Savannah, Georgia	June 2, 2014
SpringHill Suites - Montgomery, Alabama	September 4, 2014

Brand Affiliations. Our hotels operate under strong, premium brands with 100% operating under relationships with Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The following table sets forth the brand affiliations of our hotels as of December 31, 2015:

Brand Affiliations	Number of Hotels	Percentage of Total	Number of Rooms	Percentage of Total
Marriott
Courtyard	10	16.1%	990	13.5%
Fairfield Inn	3	4.8%	204	2.7%
Marriott	2	3.2%	419	5.7%
Residence Inn	10	16.1%	1,247	17.0%
SpringHill Suites	5	8.1%	579	7.9%
TownePlace Suites	5	8.1%	645	8.8%

Subtotal	35	56.4%	4,084	55.6%
Hilton
Hampton Inn / Hampton Inn & Suites	7	11.3%	757	10.3%
Hilton Garden Inn	14	22.6%	1,793	24.4%
Homewood Suites	6	9.7%	712	9.7%

Subtotal	27	43.6%	3,262	44.4%

Total	62	100.0%	7,346	100.0%

Hotel Operating Performance. The following table sets forth certain operating information for our hotels, excluding discontinued operations, for the years ended December 31, 2015, 2014 and 2013 (Successor), and for the period from January 1, 2013 through May 13, 2013 (Predecessor):

	Successor			Predecessor
	For the year ended December 31,			Period from January 1, through
Statistical Data	2015	2014	2013	May 13, 2013
Number of hotels	62	62	62	62
Number of rooms	7,346	7,347	7,347	7,354
Occupancy (1)	75.4%	76.3%	76.1%	72.5%
ADR (1)	$133.69	$126.20	$123.23	$115.64
RevPAR (1)	$100.80	$96.29	$93.79	$83.84
RevPAR Index (1)	118	119	120	121

(1)	Excludes Homewood Suites Ft. Worth for period from June 4, 2015 through October 26, 2015 due to the property closure due to flood damage.

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Economic conditions continued to improve in 2015 compared to recent years. Our strong ADR increase was due to our ability to increase rates, in particular at our newly renovated properties, along with overall strong demand within the upscale limited service segment of the industry. Occupancy decreased by 1.2% in 2015 from the prior year largely due to out-of-service rooms at hotels undergoing renovations. With continued improvement in both demand and room rates, we and the industry are forecasting a mid-single digit percentage increase in revenue for 2016 as compared to 2015.

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

Management Agreements. Each of our 62 hotels are operated and managed under separate management agreements, by affiliates of one of the following companies: Marriott, Western, LBA, White, Inn Ventures, Interstate, OTO or Sage. During 2015, we changed the management of certain hotels with no material impact to us. Our hotel managers generally have sole responsibility and authority for the day to day operations of each hotel, which include providing all hotel employees, overseeing operations, and providing us with financial projections. The agreements have remaining terms generally ranging from less than one to 18 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to us, as defined in the management agreements. We have the option to terminate the management agreements if specified performance thresholds are not satisfied.

Franchise Agreements. Western, LBA, White, Inn Ventures, Interstate, OTO or Sage is not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues.

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

Environmental Matters. In connection with each of our hotel acquisitions, we obtained a Phase I Environmental Report and additional environmental reports and surveys, as were necessitated by the preliminary report. Based on the reports, we are not aware of any environmental situations requiring remediation at our properties. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs we incur in connection with hazardous substances.

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

Employees

We have no employees. During 2015, all employees involved in the day-to-day operation of our hotels were employed by third party management companies engaged pursuant to the hotel management agreements. Corporate services are provided by another management company engaged pursuant to a corporate services agreement.

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

On a periodic basis, we assess whether there are any indicators that the value of our real estate assets may be impaired. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future undiscounted net cash flow expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. The impairment charge to be recognized is measured by the amount by which carrying value exceeds fair value. Fair value is determined by using management’s best estimate of discounted net cash flows over the remaining life of the asset, including proceeds from the eventual disposition of the asset.

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

As of December 31, 2015, we had $847.0 million of mortgage debt outstanding. Our substantial leverage subjects us to a number of risks, including the following:

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

The Series A Preferred Stock effectively ranks junior to the debt financing and any other of our or our subsidiaries’ indebtedness. We and our subsidiaries had $847.0 million of indebtedness outstanding as of December 31, 2015. The debt financing is secured by liens on substantially all of the assets of our subsidiaries. This permits the lenders under the debt financing to be paid from the proceeds of our assets before any of our other creditors or equity holders, including holders of Series A Preferred Stock, may be paid. In addition, the certificate of designations governing the Series A Preferred Stock permits us and our subsidiaries to incur up to $800 million of indebtedness without the consent of the holders of the Series A Preferred Stock. We may, however, incur more than $800 million of indebtedness without the consent of the holders of Series A Preferred Stock to the extent the proceeds of such additional indebtedness are used to redeem or purchase Series A Preferred Stock.

Under certain circumstances, we may be prevented from paying dividends on the Series A Preferred Stock, or dividends may be paid in additional Series A Preferred Stock instead of cash.

Although dividends on Series A Preferred Stock are cumulative and accrue in arrears until paid, holders are entitled to dividends only when, as and if declared by our board of directors, and will not receive cash dividends if we do not have funds legally available for such payment, or if such payment is prohibited by law or by the terms of any of our or our subsidiaries’ indebtedness.

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

So long as the Sponsor and its affiliates continue to directly or indirectly hold a significant amount of our equity interests, they will continue to be able to strongly influence or effectively control our decisions. Further, the Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time, acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with us. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by us. In accordance with our certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to us or to conduct its other business and investment affairs in our or Series A Preferred shareholders’ best interests. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton, may from time to time enter into arrangements with us or our subsidiaries.

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

As a voluntary filer, we are not required to file periodic reports under the Exchange Act. If we were to cease to be a reporting company under the Exchange Act, and to the extent not required in connection with any debt or equity securities of the Company, the information now available to holders of Series A Preferred Stock in the annual, quarterly and other reports filed by us would not be available to holders of the Series A Preferred Stock.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2015, we owned 62 hotels located in 18 states with an aggregate of 7,346 rooms, consisting of the following:

City	State	Brand	Manager	Number of Rooms
Dothan	Alabama	Courtyard	LBA	78
Dothan	Alabama	Hampton Inn & Suites	LBA	85
Huntsville	Alabama	Fairfield Inn	LBA	79
Huntsville	Alabama	Residence Inn	LBA	78
Tuscaloosa	Alabama	Courtyard	LBA	78
Tuscaloosa	Alabama	Fairfield Inn	LBA	63
Anchorage	Alaska	Hampton Inn	Interstate	101
Anchorage	Alaska	Hilton Garden Inn	Interstate	125
Anchorage	Alaska	Homewood Suites	Interstate	122
Phoenix	Arizona	Hampton Inn	OTO	99
Arcadia	California	Hilton Garden Inn	OTO	124
Arcadia	California	SpringHill Suites	OTO	86
Bakersfield	California	Hilton Garden Inn	Interstate	120
Folsom	California	Hilton Garden Inn	Inn Ventures	100
Foothill Ranch	California	Hampton Inn	OTO	84
Lake Forest	California	Hilton Garden Inn	OTO	103
Milpitas	California	Hilton Garden Inn	Inn Ventures	161
Roseville	California	Hilton Garden Inn	Inn Ventures	131
San Francisco	California	Hilton Garden Inn	White	169
Boulder	Colorado	Marriott	White	157
Glendale	Colorado	Hampton Inn & Suites	Sage	133
Lakewood	Colorado	Hampton Inn	Sage	170
Farmington	Connecticut	Courtyard	White	119
Rocky Hill	Connecticut	Residence Inn	White	96
Wallingford	Connecticut	Homewood Suites	White	104
Clearwater	Florida	SpringHill Suites	Interstate	79
Lake Mary	Florida	Courtyard	Interstate	83
Lakeland	Florida	Residence Inn	LBA	78
Panama City	Florida	Courtyard	LBA	84
Pensacola	Florida	Courtyard	LBA	90
Pensacola	Florida	Fairfield Inn	LBA	62
Pensacola	Florida	Hampton Inn & Suites	LBA	85
Tallahassee	Florida	Hilton Garden Inn	Interstate	99
Albany	Georgia	Courtyard	LBA	84
Columbus	Georgia	Residence Inn	LBA	78
Valdosta	Georgia	Courtyard	LBA	84
Mt. Olive	New Jersey	Residence Inn	White	123
Somerset	New Jersey	Homewood Suites	White	123
Saratoga Springs	New York	Hilton Garden Inn	White	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	Interstate	147
Hillsboro	Oregon	Courtyard	Inn Ventures	155
Hillsboro	Oregon	Residence Inn	Inn Ventures	122
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	136
Portland	Oregon	Residence Inn	Inn Ventures	258
Pittsburgh	Pennsylvania	Residence Inn	White	156
Myrtle Beach	South Carolina	Courtyard	Marriott	135
Nashville	Tennessee	Homewood Suites	Interstate	121
Arlington	Texas	SpringHill Suites	Western	121
Arlington	Texas	TownePlace Suites	Western	94
Dallas	Texas	SpringHill Suites	Western	148
Fort Worth	Texas	Homewood Suites	Interstate	137
Fort Worth	Texas	Residence Inn	Western	149
Fort Worth	Texas	SpringHill Suites	Marriott	145
Laredo	Texas	Homewood Suites	Western	105
Laredo	Texas	Residence Inn	Western	109
Las Colinas	Texas	TownePlace Suites	Western	135
McAllen	Texas	Hilton Garden Inn	Western	104
Fredericksburg	Virginia	Hilton Garden Inn	Interstate	148
Kent	Washington	TownePlace Suites	Inn Ventures	152
Mukilteo	Washington	TownePlace Suites	Inn Ventures	128
Redmond	Washington	Marriott	Marriott	262
Renton	Washington	Hilton Garden Inn	Inn Ventures	150

Total number of rooms				7,346

Item 3.	Legal Proceedings

We are not presently involved in any material litigation arising outside the ordinary course of our business. However, we are involved in routine litigation arising in the ordinary course of business, none of which we believe, individually or in the aggregate, will have a material impact on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is currently no established public trading market in which our common shares are traded. As of March 18, 2016, there were 100 common shares issued and outstanding, all of which were held by BRE Holdings.

Cash dividends declared per share on the common shares were as follows:

	2015	2014
First quarter	$0.00	$50,000.00
Second quarter	$90,000.00	$90,000.00
Third quarter	$190,000.00	$90,000.00
Fourth quarter	$100,000.00	$70,000.00

Cash dividends declared per share on the Series A Preferred Shares were as follows:

	2015	2014
First quarter	$0.0333	$0.0333
Second quarter	$0.0333	$0.0333
Third quarter	$0.0333	$0.0333
Fourth quarter	$0.0333	$0.0333

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

Characterization of Distributions - For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2015		2014
	Amount	%	Amount	%
Common Stock:
Ordinary income	$374,436.75	98.54%	$58,601.27	19.53%
Return of capital	5,563.25	1.46%	241,398.73	80.47%

Total	$380,000.00	100.00%	$300,000.00	100.00%

Series A Preferred Stock:
Ordinary income (1) (2)	$0.1332	100.00%	$0.1332	100.00%

Total	$0.1332	100.00%	$0.1332	100.00%

(1)	The fourth quarter Series A Preferred dividend paid on January 15, 2015 is treated as a 2015 distribution for tax purposes.
(2)	The fourth quarter Series A Preferred dividend paid on January 15, 2016 is treated as a 2016 distribution for tax purposes.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2015, 2014 and 2013 (Successor), and the period from January 1, 2013 through May 13, 2013 and the years ended December 31, 2012 and 2011 (Predecessor). Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Successor			Predecessor
(in thousands except share and statistical data)	2015	2014	2013	Period from January 1, through May 13, 2013	2012	2011
Revenues:
Room revenue	$268,272	$258,223	$159,859	$82,063	$230,623	$215,321
Other revenue	18,743	18,298	11,151	6,212	16,771	16,488
Reimbursed expenses	-	-	-	2,838	7,965	7,241

Total revenue	287,015	276,521	171,010	91,113	255,359	239,050
Expenses:
Hotel operating expenses	157,076	153,216	94,679	51,728	140,123	134,183
Taxes, insurance and other	14,552	14,725	8,593	4,457	12,518	11,575
General and administrative	5,013	6,850	3,193	2,828	7,613	5,587
Merger transaction costs	-	-	21,537	67,633	4,037	562
Reimbursed expenses	-	-	-	2,838	7,965	7,241
Depreciation	33,775	27,412	16,359	10,651	30,322	31,692
Loss on disposals of investment in real estate	6,116	-	-	-	-	-
Interest expense, net	30,704	38,783	24,531	1,439	2,806	3,236
Extinguishment of mortgages payable and mezzanine loans	-	4,295	-	-	-	-
Loss (gain) on derivatives	59	735	(34)	-	-	-
Income tax expense	2,409	2,742	826	140	391	371

Total expenses	249,704	248,758	169,684	141,714	205,775	194,447

Income (loss) from continuing operations	37,311	27,763	1,326	(50,601)	49,584	44,603
Income (loss) from discontinued operations	-	(44)	(286)	18	(41)	558

Net income (loss)	37,311	27,719	1,040	(50,583)	49,543	45,161
Series A Preferred Stock dividends declared	(9,641)	(12,797)	(9,369)	-	-	-

Net income (loss) available for common stockholders	$27,670	$14,922	($8,329)	($50,583)	$49,543	$45,161

Per Common Share:
Income (loss) from continuing operations, after Series A Preferred Stock dividends	$276,700.00	$149,660.00	($80,430.00)	($0.55)	$0.54	$0.48
Income (loss) from discontinued operations	0.00	(440.00)	(2,860.00)	0.00	0.00	0.01

Net income (loss) available to common stockholders	$276,700.00	$149,220.00	($83,290.00)	($0.55)	$0.54	$0.49

Distributions paid per common share	$380,000.00	$300,000.00	$141,000.00	$0.00	$0.73	$0.78
Weighted-average common shares outstanding - basic and diluted	100	100	100	91,270,197	91,142,011	91,253,834

Balance Sheet Data (at end of period):
Cash and cash equivalents	$29,137	$22,776	$23,902	$11,051	$0	$32
Investment in real estate, net	$986,640	$974,833	$959,014	$719,956	$729,108	$746,354
Total assets	$1,167,065	$1,182,364	$1,181,583	$741,893	$740,370	$759,365
Debt and redeemable preferred stock	$984,192	$984,613	$976,680	$49,048	$58,417	$63,067
Shareholders’ equity	$166,872	$177,202	$192,450	$688,432	$674,647	$690,628
Net book value per share	$1,668.72	$1,772.02	$1,924.50	$7.54	$7.40	$7.57

Other Data:
Cash flow from (used in):
Operating activities	$88,749	$66,735	$19,371	($42,191)	$81,176	$78,138
Investing activities	($34,326)	($21,461)	($917,496)	($1,756)	($10,852)	($2,721)
Financing activities	($48,062)	($46,400)	$922,027	$54,998	($70,356)	($75,385)
Number of hotels owned at end of period (including hotels held for sale)	62	62	66	66	66	66
Average Daily Rate (ADR) (a) (e) (f)	$134	$126	$123	$116	$116	$111
Occupancy (e) (f)	75%	76%	76%	73%	74%	72%
Revenue per Available Room (RevPAR) (b) (e) (f)	$101	$96	$94	$84	$86	$80
Total rooms sold (c) (e)	2,006,637	2,046,198	1,297,229	709,621	1,990,833	1,940,377
Total rooms available (d) (e)	2,661,472	2,681,655	1,704,504	978,777	2,687,918	2,681,095

(a)	Total room revenue divided by number of room nights sold.
(b)	ADR multiplied by occupancy percentage.
(c)	Represents the number of room nights sold during the period.
(d)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.
(e)	From continuing operations.
(f)	Excludes Homewood Suites Ft. Worth for the period from June 4, 2015 through October 26, 2015 due to the property closure due to flood damage.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1.A., “Risk Factors”, appearing elsewhere in this Annual Report on Form 10-K.

Overview

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. We intend to be treated as a REIT for federal income tax purposes. On May 14, 2013, we completed the acquisition of Apple Six pursuant to the Merger Agreement, by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us. As of December 31, 2015, we owned 62 hotels located in 18 states with an aggregate of 7,346 rooms. See Item 2 – Properties for additional information about these hotels.

Certain merger transaction costs incurred prior to May 14, 2013 by us are included in the Successor period, as that period represents the commencement of Successor operations. Prior to May 14, 2013, we had no revenues, and expenses were comprised solely of merger related costs. Information presented as of December 31, 2015 and 2014, and for the twelve months ended December 31, 2015, 2014 and 2013, represents that of the Successor. Information presented for the period from January 1, 2013 through May 13, 2013 represents that of the Predecessor.

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

Executive Summary

Our hotel portfolio experienced continued improvement in revenues in 2015 as compared to the prior year, while operating income declined largely due to increased depreciation expense and loss on disposals of investment in real estate. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We believe 2016 will offer attractive growth for both the hotel industry and our portfolio because of the expected increased demand versus available supply. In addition, the aggressive renovation plan we started in 2014 for many of our hotels will continue into 2016. The resulting property improvements are expected to further improve our financial results through increased ADR at our properties.

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

We intend to continue to review the performance of our hotel portfolio and make management changes, if necessary, in order to optimize the financial performance of each property.

On June 5, 2015, we evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. The insurance carriers were notified in June 2015 of the pending property insurance claim. For the year ended December 31, 2015, we received $1.0 million of business interruption insurance proceeds as a result of the closure of the hotel due to the property damage. We received $1.4 million in property insurance proceeds related to this claim, and have recorded an insurance receivable of $4.7 million for the remainder of the claim due to us. In addition, we received $0.7 million in property insurance proceeds and have recorded insurance receivables of $1.8 million for property insurance claims for other properties in Texas also impacted by the May 2015 flooding but which did not result in the temporary closures of these properties. For the year ended December 31, 2015, we recorded a total estimated loss due to property damage of $1.7 million, net of estimated property insurance recoveries of $8.6 million. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with our insurance providers.

We continually monitor the profitability of our properties and attempt to maximize shareholder value by timely disposing of properties. During 2014, we sold the Birmingham, Alabama Fairfield Inn; Montgomery, Alabama SpringHill Suites; Orange Park, Florida Fairfield Inn; and Savannah, Georgia SpringHill Suites, as it was determined in connection with the Merger that these properties did not fit our long-term strategic plan. The results of operations of these four hotels are classified as discontinued operations in the 2014 consolidated financial statements and are not included in the financial results summarized below.

Results of Operations

Results of Operations for Years 2015 and 2014

(in thousands, except statistical data)	2015	Percent of Revenue	2014	Percent of Revenue

Total hotel revenue	$287,015	100%	$276,521	100%
Hotel operating expenses	157,076	55%	153,216	55%
Taxes, insurance and other expense	14,552	5%	14,725	5%
General and administrative expense	5,013	2%	6,850	2%
Depreciation	33,775		27,412
Loss on disposals of investment in real estate	6,116		-
Interest expense, net	30,704		38,783
Extinguishment of mortgages payable and mezzanine loans	-		4,295
Unrealized loss (gain) on derivatives	59		735
Income tax expense	2,409		2,742

Number of hotels	62		62
ADR	$133.69		$126.20
Occupancy	75.4%		76.3%
RevPAR	$100.80		$96.29
RevPAR Index	118		119
Total rooms sold	2,006,637		2,046,198
Total rooms available	2,661,472		2,681,655

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. Total revenue from continuing operations for the years ended December 31, 2015 and 2014 was $287.0 million and $276.5 million, respectively. For the years ended December 31, 2015 and 2014, the hotels achieved occupancy of 75.4% and 76.3%, ADR of $133.69 and $126.20 and RevPAR of $100.80 and $96.29, respectively. Our increase in revenues was largely due to a 5.9% increase in ADR in 2015 vs. 2014, which was due to our ability to increase rates, in particular at our newly renovated properties, along with overall strong demand within the upscale limited service segment of the industry. Occupancy decreased by 1.2% in 2015 from the prior year largely due to out-of-service rooms at hotels undergoing renovations. Our hotels continued to perform strongly in comparison to their direct local competition, as evidenced by our RevPAR index, which was 118 and 119 for the years ended December 31, 2015 and 2014, respectively. We work closely with our third party managers to monitor trends in ADR and occupancy, and changed managers for several hotels during 2015 where we believe we have an opportunity to increase revenues.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expenses from continuing operations for the years ended December 31, 2015 and 2014 totaled $157.1 million and $153.2 million, respectively, representing 55% of total hotel revenue in each year. Results for the years ended December 31, 2015 and 2014 reflect the impact of increases in revenues at most of our hotels, along with our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. We work closely with our third party management companies to monitor hotel operating expenses, and meet regularly with them to ensure fluctuations in operating expenses correspond with forecasted occupancy and revenues while maintaining our high standards of quality and service at each hotel.

Taxes, insurance, and other expenses from continuing operations for the years ended December 31, 2015 and 2014 were $14.6 million and $14.7 million, respectively, representing 5% of total hotel revenue in each year. We continued to experience increased real estate taxes due to both regular yearly increase and increased assessments in selected markets, which was offset in 2015 by moderate declines in both insurance and other taxes.

General and administrative expense from continuing operations for the years ended December 31, 2015 and 2014 was $5.0 million and $6.9 million, respectively, or 2% of total hotel revenue in each year. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees, and reporting expenses. The 2014 total included $3.2 million of advisory fees and expenses incurred in connection with a debt refinancing transaction in December 2014 that were not eligible for capitalization under generally accepted accounting principles. Excluding that non-recurring cost, general and administrative expense increased by $1.3 million in 2015 compared to 2014, largely due to increased advisory fees for operations support in order to manage our growing revenues and operations of our hotels.

Depreciation expense from continuing operations for the years ended December 31, 2015 and 2014 was $33.8 million and $27.4 million, respectively. Depreciation expense represents expenses incurred due to depreciation of the 62 hotels included in our continuing operations and related personal property for their respective periods owned. Depreciation expense increased in 2015 compared to the prior year as a result of increased in-service assets due the completion of capital projects over the last 18 months.

Loss on disposals of investment in real estate for the years ended December 31, 2015 and 2014 was $6.1 million and $0, respectively. We recorded loss on disposals of investments of real estate totaling $6.1 million in 2015, of which $4.4 million was due to disposal of furniture, fixtures, and equipment in connection with our capital improvement and renovation plans, and $1.7 million was due to property damage at several of our properties in Texas as a result of flooding.

Interest expense from continuing operations, net for the years ended December 31, 2015 and 2014 was $30.7 million and $38.8 million, respectively. In 2014, we incurred $4.3 million in extinguishment of mortgages payable and mezzanine debt, which primarily consisted of the acceleration of deferred loan fee amortization costs due to the loan payoff in December 2014. The remaining decrease in 2015 compared to 2014 was due to the lower interest rate on the new debt we obtained in December 2014. As of December 31, 2015, we had total debt outstanding of $847.0 million compared to $847.5 million at December 31, 2014. We capitalized interest of $0.4 million and $0 for the years ended December 31, 2015 and 2014, respectively, in conjunction with capital improvements and hotel renovations.

Income tax expense for the years ended December 31, 2015 and 2014 was $2.4 million and $2.8 million, respectively. Income taxes decreased in 2015 primarily due to a decrease in taxable income at the Company’s taxable REIT subsidiaries.

Results of Operations for Years 2014 and 2013

	Successor				Predecessor
(in thousands, except statistical data)	2014	Percent of Revenue	2013	Percent of Revenue	January 1, 2013 through May 13, 2013	Percent of Revenue

Total hotel revenue	$276,521	100%	$171,010	100%	$88,275	100%
Hotel operating expenses	153,216	55%	94,679	55%	51,728	59%
Taxes, insurance and other expense	14,725	5%	8,593	5%	4,457	5%
General and administrative expense	6,850	2%	3,193	2%	2,828	3%
Merger transaction costs	-		21,537		67,633
Depreciation	27,412		16,359		10,651
Interest expense, net	38,783		24,531		1,439
Extinguishment of mortgages payable and mezzanine loans	4,295		-		-
Unrealized loss (gain) on derivatives	735		(34)		-
Income tax expense	2,742		826		140

Number of hotels	62		62		62
ADR	$126.20		$123.23		$115.64
Occupancy	76.3%		76.1%		72.5%
RevPAR	$96.29		$93.79		$83.84
RevPAR Index	119		120		121
Total rooms sold	2,046,198		1,297,229		709,621
Total rooms available	2,681,655		1,704,504		978,777

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

Depreciation expense from continuing operations was $27.4 million for the year ended December 31, 2014. This compares to depreciation expense from continuing operations of $16.4 million and $10.7 million for the periods from May 14, 2013 through December 31, 2013 and January 1, 2013 through May 13, 2013, respectively. Depreciation expense represents expenses incurred due to depreciation of the 62 hotels included in our continuing operations and related personal property for their respective periods owned, and increased in the second half of 2014 compared to the prior year as renovation work at our properties increased during that time period.

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

Operating Metrics and Non-U.S. GAAP Financial Measures

Below is a summary of our key operating metrics for the years ended December 31, 2015, 2014 and 2013, and the period from January 1, 2013 through May 13, 2013.

	Successor			Predecessor
	For the year ended December 31,			Period from January 1, through May 13, 2013
Statistical Data (1)	2015	2014	2013
Occupancy	75.4%	76.3%	76.1%	72.5%
ADR	$133.69	$126.20	$123.23	$115.64
RevPAR	$100.80	$96.29	$93.79	$83.84
RevPAR Index	118	119	120	121

(1)	Excludes Homewood Suites Ft. Worth for the period from June 4, 2015 through October 26, 2015 due to the property closure due to flood damage.

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

The following table is a reconciliation of our GAAP net income to EDITDA and Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013, and the period from January 1, 2013 through May 13, 2013 (in thousands):

	Successor			Predecessor
	Year ended December 31,			Period from January 1, through
	2015	2014	2013	May 13, 2013
Net income (1)	$37,311	$27,719	$1,040	($50,583)
Depreciation and amortization	33,775	27,412	16,359	10,651
Interest expense, net	30,704	38,783	24,531	1,439
Income tax expense	2,409	2,742	826	140

EBITDA	104,199	96,656	42,756	(38,353)
Extinguishment of mortgages payable and mezzanine loans	-	4,295	-	-
Loss on sale of hotels held for sale	-	150	-	-
Estimated selling costs on assets held for sale	-	-	340	-
Loss on disposals of investment in real estate	6,116	-	-	-
Loss (gain) on derivatives	59	735	(34)	-
Merger transaction costs	-	-	21,537	67,633

Adjusted EBITDA	$110,374	$101,836	$64,599	$29,280

(1)	Includes net (loss) income from discontinued operations for the years ended December 31, 2014 and 2013, and for the period from January 1, 2013 through May 13, 2013.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, ongoing capital commitments to fund capital improvements, dividends on the Series A Preferred Stock, distributions necessary to maintain our qualification as a REIT and other capital obligations associated with conducting our business. Our $830 million mortgage loan matures in December 2016. However, we plan to exercise the first of three one-year extensions permissible per the loan agreement.

Sources and Uses of Cash

Operating cash flow from our hotel properties is our principal source of liquidity. As of December 31, 2015, we had $29.1 million of cash and cash equivalents compared to $22.8 million at December 31, 2014.

Cash Flows from Operating Activities

For the year ended December 31, 2015, net cash flows provided by operating activities were $88.7 million compared to $66.7 million for the year ended December 31, 2014. The increased cash flows from operating activities are primarily due to our increase in net income, combined with higher non-cash depreciation charges resulting from the increase of in-service assets due to the completion of capital projects over the last 18 months, as well as loss on disposals of investment in real estate due to disposal of furniture, fixtures, and equipment in connection with these capital projects, and property damage at several of our properties in Texas as a result of flooding.

Cash Flows from Investing Activities

For the year ended December 31, 2015, net cash flows used in investing activities were $34.3 million compared to $21.5 million for the year ended December 31, 2014. Cash used in investing activities in 2014 was lower compared to 2015 due to the $9.4 million we received from the sale of four properties.

Cash Flows from Financing Activities

For the year ended December 31, 2015, net cash flows used in financing activities were $48.1 million, compared to $46.4 million for the year ended December 31, 2014. For 2015, dividends paid to Series A Preferred and common shareholders were the primary drivers. For 2014, the primary drivers were $775.4 million in mortgage and mezzanine debt payments, $46.8 million used for the Series A Preferred stock redemption, and $43.6 million in Series A Preferred and common dividends, partially offset by the $830.0 million net proceeds from the new mortgage borrowing. The mortgage loan proceeds, redemption of preferred stock, mezzanine loan payments, and the majority of mortgage loan payments were not applicable during 2015.

Mortgage Loans

On December 3, 2014, certain of our indirect wholly owned subsidiaries (the “Borrowers”) with commercial lenders (collectively, the “Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained an $830 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 61 of the 62 properties owned or ground-leased by certain of our subsidiaries, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account.

As of December 31, 2015, we had $847.0 million in mortgages payable, comprised of $830.0 million under the Loan secured by 61 of our 62 properties, and $17.0 million secured by the Fort Worth, Texas Residence Inn property. The proceeds from the Loan were used to repay $763.9 million of mortgage and mezzanine loans outstanding which were obtained in connection with the Merger. In addition, $47.5 million of the loan proceeds were used to redeem approximately 25% of the outstanding 7% Series A Preferred Shares from shareholders on a pro-rata basis on December 31, 2014, consisting of $46.8 million of shares redeemed and $0.7 million of accrued dividends. The mortgage loan requires interest payments monthly. See the notes to our consolidated financial statements for additional information regarding our mortgage loans.

We had an effective interest rate of 3.06% for our long-term debt during 2015, compared to 4.10% during 2014. The decrease was due to the lower interest rate in connection with the Loan we obtained in December 2014 as compared to our merger debt. As of December 31, 2015, our weighted average interest rate on our long-term debt was 3.17% compared to 3.00% as of December 31, 2014. Future scheduled principal payments of debt obligations (assuming exercise of first extension option) as of December 31, 2015 are as follows (in thousands):

2016	$440
2017	830,464
2018	487
2019	510
2020	534
Thereafter	14,597

Total	$847,032

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, at closing we were required to make a one-time deposit $26.0 million into a restricted cash account which was used to fund a portion of our 2015 capital expenditures. In addition, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $56.4 million in 2015 in capital improvements across our portfolio of properties, and expect to spend approximately another $25.0 million in 2016.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. We paid the following dividends on our common stock in 2015 and 2014:

2015		2014
Date Paid	Per Share	Date Paid	Per Share
May 13, 2015	$90,000.00	February 19, 2014	$50,000.00
August 17, 2015	$190,000.00	May 16, 2014	$90,000.00
December 28, 2015	$100,000.00	August 15, 2014	$90,000.00
		November 17, 2014	$70,000.00

On February 16, 2016, our Board of Directors declared a dividend on our common stock of $90,000 per share, which was paid on February 17, 2016.

We paid the following dividends on our Series A Preferred Stock in 2015 and 2014:

2015		2014
Date Paid	Per Share	Date Paid	Per Share
January 15, 2015	$0.0333	January 15, 2014	$0.0333
April 15, 2015	$0.0333	April 15, 2014	$0.0333
July 15, 2015	$0.0333	July 15, 2014	$0.0333
October 15, 2015	$0.0333	October 15, 2014	$0.0333

On December 18, 2015, our Board of Directors declared a dividend on our Series A Preferred Stock of $0.0333 per share, paid on January 15, 2016 to shareholders of record on January 1, 2016. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

Repurchases

We and our affiliates and/or our stockholder and its respective affiliates, may from time to time repurchase our outstanding Series A Preferred Stock or debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of our Series A Preferred Stock or debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2015 (in thousands):

		Amount of Commitments Expiring per Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Mortgages payable (a)	$847,032	$440	$830,951	$1,044	$14,597
Interest on mortgages payable (a) (b)	55,551	26,828	26,028	1,455	1,240
Ground leases	1,352	275	446	350	281

Total contractual commitments	$903,935	$27,543	$857,425	$2,849	$16,118

(a)	Assumes exercise of first extension option under the Loan.
(b)	For variable interest rate debt, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2015.

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

Impairment of Investment in Real Estate - We periodically assess whether there are any indicators that the value of real estate assets may be impaired. Our investment in real estate is reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. We monitor our properties on an ongoing basis by reviewing financial performance and consider each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, we also prepare a quarterly quantitative analysis for each of our properties to assist with our evaluation of impairment indicators. The analysis compares each property’s current year actual and forecasted occupancy and revenue per available room (“RevPAR”) compared to the prior year. No triggering events have occurred to indicate the asset carrying values will not be recoverable as of December 31, 2015.

If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, our carrying value for a particular property may not be recoverable and in such instances an impairment loss may be recorded. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future undiscounted net cash flow expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. Fair value is determined by using our best estimate of the discounted net cash flows over the remaining life of the asset.

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

Income Taxes - We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, as amended, beginning with our short taxable year ended December 31, 2012. In order to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders, subject to certain adjustments and excluding any net capital gain. We intend to adhere to these requirements to qualify for REIT status, and assuming we do qualify for taxation as a REIT, we will generally not be subject to federal income taxes to the extent we distribute substantially all of our taxable income to our shareholders. However, our TRSs will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting update will become effective for accounting periods beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2016. We are currently assessing the impact this new guidance may have on our operations and financial results.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. We will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. We will be required to apply the provisions of ASU 2014-15 for accounting periods beginning after December 15, 2016 and for interim periods within those fiscal years. Subsequent to adoption, we will apply the assessment and disclosure requirements of ASU 2014-15 if a going concern evaluation is required.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. These costs will continue to be amortized into interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015 and for interim periods within those fiscal years. As a result of the adoption of the standard on January 1, 2016, approximately $4.8 million of debt issuance costs, previously presented within deferred financing costs, net, on the consolidated balance sheet, were reclassified as a direct deduction of mortgages payable.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard introduces a new lessee model which requires that substantially all leases be recorded on the balance sheet. We will be required to apply the provisions of ASU 2016-02 for accounting periods beginning after December 15, 2018 and for interim periods within those fiscal years. Earlier application is permitted. We are currently assessing the impact this new guidance may have on our operations and financial results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates. At December 31, 2015, our floating rate debt consisted of $830.0 million in mortgage debt (“Variable Mortgage Debt”) acquired in December 2014. No principal payments are required on the Variable Mortgage Debt, which matures in December 2016 with three one-year extension options for the borrower, subject to certain conditions. The Variable Mortgage Debt is in U.S. dollars and bears interest at LIBOR plus a fixed margin rate of 2.80%. Accordingly, we are vulnerable to changes in U.S. dollar based short-term interest rates, specifically LIBOR.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

BRE Select Hotels Corp

New York, New York

We have audited the accompanying consolidated balance sheets of BRE Select Hotels Corp and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of BRE Select Hotels Corp and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BRE Select Hotels Corp

We have audited the accompanying consolidated statements of operations, changes in shareholder’s equity, and cash flows of BRE Select Hotels Corp for the year ended December 31, 2013 (Successor) and for the period from January 1, 2013 through May 13, 2013 (Predecessor) (Successor and Predecessor collectively, the Company). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements of BRE Select Hotels Corp present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 2013 (Successor), and the period from January 1, 2013 through May 13, 2013 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, NY

March 28, 2014

BRE SELECT HOTELS CORP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Investment in real estate, net of accumulated depreciation of $73,915 and $43,771, respectively	$986,640	$974,833
Cash and cash equivalents	29,137	22,776
Restricted cash	6,171	40,719
Due from third party managers, net	4,961	4,764
Insurance receivable	6,496	-
Prepaid expenses	1,729	2,166
Deferred financing costs, net	4,763	9,817
Goodwill	126,377	126,377
Other assets	791	912

TOTAL ASSETS	$1,167,065	$1,182,364

LIABILITIES
Accounts payable and accrued expenses	14,852	18,969
Due to third party managers, net	1,149	1,580
Mortgages payable	847,032	847,453

TOTAL LIABILITIES	863,033	868,002
Commitments and contingencies (Note 6)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 72,382,848 issued and outstanding at December 31, 2015 and December 31, 2014	137,160	137,160

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at December 31, 2015 and December 31, 2014	-	-
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at December 31, 2015 and December 31, 2014	-	-
Additional paid-in capital	166,872	177,202

TOTAL SHAREHOLDER’S EQUITY	166,872	177,202

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,167,065	$1,182,364

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Successor			Predecessor
	Year ended December 31,			Period from January 1, through
	2015	2014	2013	May 13, 2013
REVENUE
Room revenue	$268,272	$258,223	$159,859	$82,063
Other revenue	18,743	18,298	11,151	6,212
Reimbursed expenses	-	-	-	2,838

Total revenue	287,015	276,521	171,010	91,113

EXPENSES
Operating expense	69,669	66,373	40,909	23,167
Hotel administrative expense	22,166	22,191	13,939	7,159
Sales and marketing	21,824	21,009	13,096	7,407
Utilities	9,629	9,969	6,251	3,188
Repair and maintenance	10,918	10,789	6,700	4,081
Franchise fees	13,299	12,799	7,971	3,716
Management fees	9,571	10,086	5,813	3,010
Taxes, insurance and other	14,552	14,725	8,593	4,457
General and administrative	5,013	6,850	3,193	2,828
Merger transaction costs	-	-	21,537	67,633
Reimbursed expenses	-	-	-	2,838
Depreciation expense	33,775	27,412	16,359	10,651

Total expenses	210,416	202,203	144,361	140,135

Loss on disposals of investment in real estate	(6,116)	-	-	-
Operating income (loss)	70,483	74,318	26,649	(49,022)
Interest expense, net	(30,704)	(38,783)	(24,531)	(1,439)
Extinguishment of mortgages payable and mezzanine loans	-	(4,295)	-	-
(Loss) gain on derivatives	(59)	(735)	34	-

Income (loss) from continuing operations before income tax expense	39,720	30,505	2,152	(50,461)
Income tax expense	(2,409)	(2,742)	(826)	(140)

Income (loss) from continuing operations	37,311	27,763	1,326	(50,601)
(Loss) income from discontinued operations, net of tax (Note 11)	-	(44)	(286)	18

Net income (loss)	37,311	27,719	1,040	(50,583)
Series A Preferred Stock dividends declared	(9,641)	(12,797)	(9,369)	-

Net income (loss) available for common stockholders	$27,670	$14,922	($8,329)	($50,583)

Basic and diluted net income (loss) per common share
From continuing operations, after Series A Preferred Stock dividends	$276,700.00	$149,660.00	($80,430.00)	($0.55)
From discontinued operations	0.00	(440.00)	(2,860.00)	0.00

Total basic and diluted net income (loss) per common share available to common stockholders	$276,700.00	$149,220.00	($83,290.00)	($0.55)

Weighted average common shares outstanding -basic and diluted	100	100	100	91,270,197

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands, except per share data)

	Successor
	Common Stock		Series B Preferred Stock		Additional Paid-in Capital	Distributions Greater than Net Income	Total Shareholder’s Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2012	-	$-	-	$-	$-	$-	$-
Net proceeds from the issuance of common shares	100	-	-	-	-	-	-
Net proceeds from the sale of Series B Preferred Stock	-	-	113	113	-	-	113
Series B Preferred Stock redeemed	-	-	(113)	(113)	-	-	(113)
Net capital contribution from the Sponsor	-	-	-	-	214,880	-	214,880
Net income	-	-	-	-	-	1,040	1,040
Merger costs allocated to Series A Preferred Stock	-	-	-	-	(1,223)	-	(1,223)
Cash dividends declared and paid to common shareholder ($141,000 per share)	-	-	-	-	(13,060)	(1,040)	(14,100)
Preferred dividend earned ($0.0333 per share)	-	-	-	-	(8,147)	-	(8,147)

Balance at December 31, 2013	100	$-	-	$-	$192,450	$-	$192,450

Net income	-	-	-	-	-	27,719	27,719
Cash dividends declared and paid to common shareholder ($300,000 per share)	-	-	-	-	(2,281)	(27,719)	(30,000)
Preferred dividends earned ($0.1332 per share)	-	-	-	-	(12,967)	-	(12,967)

Balance at December 31, 2014	100	$-	-	$-	$177,202	$-	$177,202

Net income	-	-	-	-	-	37,311	37,311
Cash dividends declared and paid to common shareholder ($380,000 per share)	-	-	-	-	(689)	(37,311)	(38,000)
Preferred dividends earned ($0.1332 per share)	-	-	-	-	(9,641)	-	(9,641)

Balance at December 31, 2015	100	$-	-	$-	$166,872	$-	$166,872

	Predecessor
	Common Stock		Series B Convertible Preferred Stock		Distributions Greater than Net Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2012	91,227	$899,958	240	$24	$(225,335)	$674,647
Compensation expense relating to Series B convertible preferred stock	5,801	64,392	(240)	(24)	-	64,368
Net loss	-	-	-	-	(50,583)	(50,583)

Balance at May 13, 2013	97,028	$964,350	-	$-	$(275,918)	$688,432

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Period from January 1, through May 13, 2013
Cash flows from operating activities:
Net income (loss)	$37,311	$27,719	$1,040	($50,583)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	33,775	27,412	16,401	10,912
Loss on disposals of investment in real estate	6,116	-	-	-
Estimated selling costs on hotels held for sale	-	-	340	-
Loss on sale of assets	-	150	-	-
Fair value adjustment of interest rate cap	59	735	(34)	-
Amortization of deferred financing costs	5,054	5,464	3,309	93
Extinguishment of mortgages payable and mezzanine loans	-	4,295	-	-
Expense of financing fees for mortgage loan	-	3,217	-	-
Other non-cash expenses, net	(29)	(29)	(18)	2
Changes in operating assets and liabilities:
Decrease (increase) in cash restricted for operating expenses	8,029	(6,884)	(6,484)	-
Decrease in cash restricted for operating expenses due to extinguishment of mortgage payable and mezzanine loans	-	2,390	-	-
(Increase) decrease in due to/from third party managers, net	(628)	1,657	2,345	(1,001)
Decrease (increase) in prepaid expenses and other assets	232	2,286	(2,016)	(313)
Increase in insurance receivable	(1,742)	-	-	-
Increase (decrease) in accounts payable and accrued expenses	572	(1,677)	4,488	(1,301)

Net cash provided by (used in) operating activities	88,749	66,735	19,371	(42,191)

Cash flows from investing activities:
Capital improvements	(61,112)	(34,234)	(4,345)	(7,735)
Proceeds from sale of assets, net	-	9,380	-	5,866
Property insurance proceeds	267	439	-	-
Cash paid for business acquisition, net of cash acquired	-	-	(881,652)	-
(Increase) decrease in cash restricted for property improvements	26,519	(11,597)	(31,499)	113
Decrease in cash restriced for property improvements due to extinguishment of mortgage payable and mezzanine loans	-	14,551	-	-

Net cash used in investing activities	(34,326)	(21,461)	(917,496)	(1,756)

Cash flows from financing activities:
Net payment on credit facility	-	-	(30,970)	(3,500)
Net proceeds from borrowings on mortgage payable and mezzanine loans	-	830,000	775,000	-
Payments of mortgage debt	(421)	(600,402)	(223)	(5,869)
Payments of mezzanine debt	-	(175,000)	-	-
Financing fees	-	(10,218)	(15,884)	-
Payment for interest rate cap	-	(328)	-	-
Conversion of Series B convertible preferred stock	-	-	-	64,367
Net capital contribution from the Sponsor	-	-	214,880	-
Merger costs related to issuance of Series A Preferred Stock	-	-	(1,223)	-
Redemption of Series A Preferred Stock	-	(46,835)	-	-
Dividends paid to Series A Preferred shareholders	(9,641)	(13,617)	(5,453)	-
Dividends paid to common shareholders	(38,000)	(30,000)	(14,100)	-

Net cash (used in) provided by financing activities	(48,062)	(46,400)	922,027	54,998

Net increase (decrease) in cash and cash equivalents	6,361	(1,126)	23,902	11,051

Cash and cash equivalents, beginning of period	22,776	23,902	-	-

Cash and cash equivalents, end of period	$29,137	$22,776	$23,902	$11,051

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$25,975	$34,128	$20,122	$933
Taxes paid	$2,498	$3,184	$1,247	$367
Accrued capital improvements	$6,624	$11,284	$-	$-
Accrued 7% Series A Preferred Stock dividends	$2,410	$2,410	$3,231	$-
Insurance receivable for loss due to property damage	$4,754	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of December 31, 2015, the Company owned 62 hotels located in 18 states with an aggregate of 7,346 rooms.

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

Restricted Cash - Restricted cash consists of deposits held in escrow for the payment of certain required repairs, capital improvements and property taxes pursuant to the terms of the Company’s mortgages payable, as well as a repairs and improvements reserve required by the Marriott International Inc. or its affiliates (“Marriott”) management agreements. The Company’s policy is to present changes in restricted cash attributable to property taxes as a component of operating cash flows and changes in restricted cash attributable to repairs and capital improvements as a component of investing cash flows in the consolidated statements of cash flows.

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

Investment in Real Estate and Related Depreciation - Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful life of the real estate asset. The Company recorded a loss on disposals of investment in real estate of $4.4 million in 2015, due to disposal of furniture, fixtures, and equipment in connection with the Company’s capital improvement and renovation plans. Additionally, the Company recorded a loss on disposals of investment in real estate of $1.7 million in 2015, due to property damage (see Note 6). Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, 10 years for land and building improvements and three to seven years for furniture and equipment.

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

Impairment of Investment in Real Estate - The Company periodically assesses whether there are any indicators that the value of real estate assets may be impaired. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly quantitative analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s current year actual and forecasted occupancy and revenue per available room (“RevPAR”) compared to the prior year. No triggering events have occurred to indicate the asset carrying values will not be recoverable as of December 31, 2015.

If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and in such instances an impairment loss may be recorded. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future undiscounted net cash flow expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. Fair value is determined by using management’s best estimate of the discounted net cash flows over the remaining life of the asset.

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

Loss per Common Share (Predecessor) - Basic loss per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted loss per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. Series B convertible preferred shares were converted on May 13, 2013 in connection with the Merger and included in the weighted average common shares calculation for the applicable period. There were no potential dilutive shares during the applicable period, and as a result, basic and dilutive outstanding shares were the same.

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

New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting update will become effective for accounting periods beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2016. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to apply the provisions of ASU 2014-15 for accounting periods beginning after December 15, 2016 and for interim periods within those fiscal years. As a result of the adoption of the standard on January 1, 2016, approximately $4.8 million of debt issuance costs, previously presented within deferred financing costs, net, on the consolidated balance sheet, were reclassified as a direct deduction of mortgages payable.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. These costs will continue to be amortized into interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015 and for interim periods within those fiscal years. The Company adopted ASU 2015-03 on January 1, 2016 and adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard introduces a new lessee model which requires that substantially all leases be recorded on the balance sheet. The Company will be required to apply the provisions of ASU 2016-02 for accounting periods beginning after December 15, 2018 and for interim periods within those fiscal years. Earlier application is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

3.	Investment in Real Estate, net

Investment in real estate, net as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014
Land and Improvements	$154,855	$154,353
Building and Improvements	835,335	805,183
Furniture, Fixtures and Equipment	49,020	34,947
Construction in Progress	21,345	24,121

	1,060,555	1,018,604
Less: Accumulated Depreciation	(73,915)	(43,771)

Investment in Real Estate, net	$986,640	$974,833

4.	Mortgages Payable

Debt as of December 31, 2015 and 2014 was $847.0 million and $847.5 million, respectively, and comprised solely of mortgages payable.

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

The interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.80%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $830 million, a termination date of December 9, 2016 and a strike rate of 4.50%. The Loan is scheduled to mature on December 9, 2016, with an option for the Borrowers to extend the initial term for three one-year extension terms, subject to certain conditions. The Company plans to exercise the first of the three one-year extensions permissible per the Loan Agreement. The Loan is not subject to any mandatory principal amortization.

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

Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the Loan. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $5.1 million, $5.5 million, and $3.3 million for the years ended December 31, 2015, 2014 and 2013 respectively, and is included in interest expense in the consolidated statements of operations.

In addition, during the year ended December 31, 2014, the Company capitalized $6.9 million of deferred financing costs associated with the Loan, and incurred $4.3 million of costs for extinguishment of mortgages payable and mezzanine loans, which represented the write-off of the applicable deferred financing costs incurred in connection with the origination of the mortgage and mezzanine loan agreements entered into at the time of the Merger since the loans were paid off in December 2014.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance as of December 31, 2015 and 2014 was $17.0 million and $17.5 million, respectively, and is included in mortgages payable in the consolidated balance sheets.

Interest expense, excluding amortization of deferred financing costs, was $25.7 million, $33.3 million, and $21.2 million for the years ended December 31, 2015, 2014 and 2013 respectively, and is included in interest expense, net in the consolidated statements of operations.

The Company had an effective interest rate of 3.06% and 4.10% for its debt during 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company’s weighted average interest rate on its debt was 3.17% and 3.00%, respectively. Future scheduled principal payments of debt obligations (assuming exercise of first extension option under the Loan Agreement) as of December 31, 2015 are as follows (in thousands):

2016	$440
2017	830,464
2018	487
2019	510
2020	534
Thereafter	14,597

Total	$847,032

5.	Fair Value of Financial Instruments

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

The table excludes cash and cash equivalents, restricted cash, due from thirty party managers, net, accounts payable and accrued expenses, and due to third party managers, net, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:
Interest rate caps	$-	$-	$59	$59

Financial liabilities not measured at fair value:
Mortgages payable	$847,032	$846,684	$847,453	$846,927

Interest rate caps - In December 2014, the Company acquired one interest rate cap agreement, as required by the terms of its Loan, considered to be a derivative financial instrument. The agreement caps the interest rate on the Loan. The Company did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate cap at fair value in the accompanying consolidated balance sheets in other assets with adjustments to fair value recorded in gain (loss) on derivatives in the consolidated statements of operations. The interest rate cap was acquired at a cost of $0.3 million. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principles and reasonable estimates where applicable from a third party source. This is considered a Level 2 valuation technique. Fair value changes on the interest rate cap are classified as a component of cash flows from operations.

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

Insurance - The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where we believe such coverage is warranted or required under the terms of the Loan. On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened in October 2015. The insurance carriers were notified in June 2015 of the pending property insurance claim. For the year ended December 31, 2015, the Company received $1.0 million of business interruption insurance proceeds as a result of the closure of the hotel due to the property damage, which is included in other revenue in the consolidated statements of operations. The Company received $1.4 million in property insurance proceeds related to this claim, and has recorded an insurance receivable of $4.7 million for the remainder of the claim due to the Company. In addition, the Company received $0.7 million in property insurance proceeds and has recorded insurance receivables of $1.8 million for property insurance claims for other properties in Texas also impacted by the May 2015 flooding but which did not result in the temporary closures of these properties. For the year ended December 31, 2015, the Company recorded a total estimated loss due to property damage of $1.7 million, net of estimated property insurance recoveries of $8.6 million. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with our insurance providers. The loss due to property damage is included within loss on disposal of investment in real estate in the consolidated statements of operations.

Litigation - The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.

Franchise Agreements - As of December 31, 2015, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the consolidated statements of operations.

Management Agreements - As of December 31, 2015, each of the Company’s 62 hotels were operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the consolidated statements of operations. The agreements have remaining terms generally ranging from less than one to 18 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels. During 2015, the Company changed the management of certain hotels with no material financial impact to the Company.

TRS Lease Agreements - The Company’s lease agreements are intercompany agreements between the TRS lessees and our property-owning subsidiaries. These agreements generally contain terms which are customary for third-party lease agreements, including terms for rent payments and other expenses. All related rental income and expense related to the TRS lease agreements eliminate on a consolidated basis, and therefore have no impact on the consolidated financial statements.

Ground Leases - As of December 31, 2015, four of the Company’s hotel properties had ground leases with remaining terms ranging from two to eight years, which may be extended at the Company’s election. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 18 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining two leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses totaled $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively, and are included in taxes, insurance and other in the consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to December 31, 2015 and thereafter are as follows (in thousands):

2016	$275
2017	240
2018	206
2019	206
2020	144
Thereafter	281

Total	$1,352

7.7% Series A Cumulative Redeemable Preferred Stock

In connection with the Merger, the Company issued 97,032,848 shares of 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). The terms of these shares provide the Company with the right to redeem such shares at any time for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. In addition, the terms of these shares include an option for a holder of such shares to require the Company to redeem all or a portion of such holder’s shares on or after November 14, 2020 for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. The initial dividend rate on these shares is 7% per annum. The dividend rate will increase to 9% per annum if dividends are not paid in cash for more than six quarters, and to 11% per annum if they are not redeemed after the earlier of certain change of control events and May 14, 2018. Due to the put option provided to the holders of these shares, such shares have been classified outside of permanent shareholder’s equity.

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

Dividends were declared to be paid in cash for all four quarters of 2015, of which 100% were characterized as ordinary income. On December 18, 2015, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, paid on January 15, 2016 to shareholders of record on January 1, 2016. As of December 31, 2015, the Company accrued $2.4 million for this dividend, which is included in accounts payable and accrued expenses in the consolidated balance sheets.

The table below reconciles the Series A Preferred Stock for the years ended December 31, 2015 and 2014 (amounts in thousands except per share data):

Ending balance as of December 31, 2013	$183,825
Dividends declared in 2014	(12,797)
Dividends earned in 2014	12,967
Redemption	(46,835)

Ending balance as of December 31, 2014	$137,160
Dividends declared in 2015	(9,641)
Dividends earned in 2015	9,641

Ending balance as of December 31, 2015	$137,160

8.	Shareholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At December 31, 2015 and 2014, there were 100 shares of common stock issued and outstanding. BRE Holdings owns 100% of the Company’s issued and outstanding common stock. Dividends were declared to be paid in cash for the second, third and fourth quarters of 2015, of which 98.54% were characterized as ordinary income and 1.46% were characterized as return of capital. Dividends were declared to be paid in cash for all four quarters of 2014, of which 19.53% were characterized as ordinary income and 80.47% were characterized as return of capital.

On February 16, 2016, the Company’s Board of Directors declared a dividend on the common stock of $90,000 per share, which was paid on February 17, 2016.

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

The provision for income taxes differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences (in thousands):

	Year Ended December 31,
	2015		2014		2013
Statutory federal income tax provision	$13,505	34.0%	$10,372	34.0%	$738	34.0%
Adjustment for nontaxable income	(11,468)	(28.9%)	(8,150)	(26.7%)	(160)	(7.3%)
State income taxes, net of federal income tax benefit	390	1.0%	370	1.2%	242	11.3%
Other	(18)	0.0%	150	0.5%	6	0.4%

Total income tax expense	$2,409	6.1%	$2,742	9.0%	$826	38.4%

The components of the Company’s income tax expense from continuing operations for the years ended December 31, 2015, 2014, and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax expense (benefit):
Current:
Federal	$1,887	$2,254	$950
State	568	571	366
Deferred:
Federal	(42)	(75)	(449)
State	(4)	(8)	(41)

Total	$2,409	$2,742	$826

The components of the consolidated TRS’s net deferred tax assets as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax balances:
Accrued expenses and other	$623	$549
Prepaid expenses and other	9	37
Net operating loss carryforward	935	935

	1,567	1,521
Valuation allowances	(935)	(935)

Net deferred tax assets	$632	$586

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The $0.9 million valuation allowance recorded at December 31, 2015 and 2014 is for net operating loss (“NOL”) carryforwards where it is not considered more likely than not that the NOL carryforwards will be realized prior to expiration. The NOL carryforwards will begin to expire in 2034. Based on tax planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

A position taken or expected to be taken by the Company in a tax return is recognized, or derecognized, in the consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of December 31, 2015, the Company does not have any uncertain tax positions. The Company’s policy for interest and penalties, if any, on uncertain tax positions recognized in the consolidated financial statements is to classify these as interest expense and operating expense, respectively.

The Company conducts business and files tax returns in the United States and numerous states and local jurisdictions. The Company’s tax years are generally open after 2011.

10.	Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $18.3 million and $17.5 million of franchise fees, marketing fees, and other expenses during the years ended December 31, 2015 and 2014, respectively, under agreements with Hilton or its subsidiaries. In addition, the Company uses Hilton to procure select capital improvements for its hotels. The Company paid Hilton $3.6 million and $1.0 million during the years ended December 31, 2015 and 2014, respectively, and owed Hilton $0 and $1.2 million as of December 31, 2015 and 2014, respectively, related to capital improvements, which is included in accounts payable and accrued expenses in the consolidated balance sheets.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $2.4 million and $1.1 million to this management company during the years ended December 31, 2015 and 2014. In addition, the Company owed this management company $0.1 million and $0 as of December 31, 2015 and 2014, respectively which is included in accounts payable and accrued expenses in the consolidated balance sheets.

As a condition to the Lender entering into the Loan, BSHH LLC, an affiliate of BRE Holdings which is controlled by Sponsor and referred to herein as Guarantor, entered into a recourse guaranty with respect to the Loan (the “Guaranty”), pursuant to which the applicable Borrowers for the Loan and BSHH LLC will have recourse liability under the Loans for certain matters typical of a transaction of this type. Concurrent with the execution of the documents reflecting the Loan, including the Guaranty, the Company executed an Indemnity Agreement in favor of the Guarantor pursuant to which the Company agrees to indemnify and hold the Guarantor harmless from any losses incurred by the Guarantor pursuant to the terms of the Guaranty. There was no consideration for the posting of the Guaranty by the Guarantor.

11.	Discontinued Operations

The discontinued operations presented for the years ended December 31, 2014 and 2013 represent the individual sales of hotels which were sold prior to the Company’s adoption, on January 1, 2015, of a new accounting standard which revised the accounting definition of a discontinued operation. The Company expects that any future disposals of operating real estate assets would not qualify for discontinued operations reporting presentation, unless the disposals represent a strategic shift that has a major effect on the Company’s operations and financial results. There were no hotels sold during the year ended December 31, 2015, and there were no hotels held for sale at December 31, 2015 and 2014.

The Company sold four hotels during 2014 as summarized below (in thousands):

Hotel	Sale Date	Net Proceeds	Gain/ (Loss)
Fairfield Inn - Orange Park, Florida	April 23, 2014	$2,978	($67)
Fairfield Inn - Birmingham, Alabama	May 8, 2014	1,509	223
SpringHill Suites - Savannah, Georgia	June 2, 2014	3,405	(285)
SpringHill Suites - Montgomery, Alabama	September 4, 2014	1,488	(21)

Total		$9,380	($150)

The results of operations for these properties prior to the sale are classified as (loss) income from discontinued operations.

The following table sets forth the operating results from discontinued operations for the Successor and Predecessor periods (in thousands).

	Successor		Predecessor
			Period from
			January 1
	Year ended December 31,		through
	2014	2013	May 13, 2013
Total revenue	$2,479	$3,274	$1,856
Hotel operating expenses	1,938	2,624	1,408
Taxes, insurance and other	102	149	168
General and administrative	67	104	-
Depreciation expense	-	42	262
Interest expense	328	317	-
Income tax (benefit) expense	(62)	(16)	-
Estimated selling costs	-	340	-
Gain (loss) from hotel dispositions	(150)	-	-

(Loss) income from discontinued operations	($44)	($286)	$18

The Company allocates interest expense to discontinued operations and has included such interest expense in computing income (loss) from discontinued operations. Interest expense was allocated by taking the loan release amounts for the discontinued operations, as a percentage of the total outstanding principal, multiplied by the interest expense for the period.

12.	Quarterly Financial Data (unaudited)

	Quarter Ended - 2015
	March 31	June 30	September 30	December 31 (a)
	(in thousands, except per share data)
Revenues	$63,478	$76,145	$82,126	$65,266
Net income	9,579	9,417	12,932	5,383
Series A Preferred Stock dividends declared	(2,410)	(2,411)	(2,410)	(2,410)
Net income available for common stockholders	7,169	7,006	10,522	2,973
Basic and diluted net income per common share available to common stockholders	$71,690.00	$70,060.00	$105,220.00	$29,730.00
Distributions declared and paid per common share	$0.00	$90,000.00	$190,000.00	$100,000.00

	Quarter Ended - 2014
	March 31	June 30	September 30	December 31 (b)
	(in thousands, except per share data)
Revenues	$61,487	$73,333	$79,212	$62,489
Income (loss) from continuing operations	6,570	11,127	13,325	(3,259)
Income (loss) from discontinued operations	67	2	(162)	49
Net income (loss)	6,637	11,129	13,163	(3,210)
Series A Preferred Stock dividends declared	(3,231)	(3,231)	(3,231)	(3,104)
Net income (loss) available for common stockholders	3,406	7,898	9,932	(6,314)
Basic and diluted net income (loss) per common share available to common stockholders	$34,060.00	$78,980.00	$99,320.00	($63,140.00)
Distributions declared and paid per common share	$50,000.00	$90,000.00	$90,000.00	$70,000.00

(a)	Includes $1.7 million loss on disposals of investment in real estate due to property damage at four of the Company’s hotels located in Texas.
(b)	Includes $3.2 million of advisory fees and expenses and $4.3 million of extinguishment of mortgages and mezzanine loans in connection with the debt refinancing transaction in December 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P. (“Blackstone”), an affiliate of the Company’s Sponsor, by Hilton Worldwide Holdings Inc. and Travelport Worldwide Limited, which may be considered the Company’s affiliates.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The board of directors and executive officers of the Company are currently comprised of the following four individuals:

Name	Age	Service as Director	Executive Office
William Stein	53	Since 2012	Chief Executive Officer and Senior Managing Director
Brian Kim	36	Since 2012	Chief Financial Officer, Vice President and Managing Director
A.J. Agarwal	49	Since 2013	President and Senior Managing Director
Tyler Henritze	35	Since 2013	Secretary, Vice President and Senior Managing Director

William J. Stein - Mr. Stein, age 53, is the Company’s Chief Executive Officer and Senior Managing Director, and he has served as a director and officer of the Company since November 29, 2012. Mr. Stein is a Senior Managing Director and Global Head of Asset Management in the Real Estate Group of Blackstone, an affiliate of the Company. Since joining Blackstone in 1997, Mr. Stein has been involved in the direct asset management and asset management oversight of Blackstone’s global real estate assets. Before joining Blackstone, Mr. Stein was a Vice President at Heitman Real Estate Advisors and JMB Realty Corp. Mr. Stein received a B.B.A. from the University of Michigan and an M.B.A. from the University of Chicago. Mr. Stein serves on the Board of Directors of Hilton Worldwide Holdings Inc., Brixmor Property Group Inc., Extended Stay America, Inc. and Nevada Property 1 LLC (The Cosmopolitan of Las Vegas), where he serves on the audit committee. He previously served as a board member of La Quinta Holding Inc. until November 2014. In selecting Mr. Stein to serve as a director, the Company considered Mr. Stein’s tenure with Blackstone involving the direct asset management and asset management oversight of Blackstone’s global real estate assets, as well as his prior executive positions at other real estate advisory firms.

Brian Kim - Mr. Kim, age 36, is the Company’s Chief Financial Officer, Vice President and Managing Director, and he has served as a director and officer of the Company since November 29, 2012. Mr. Kim is a Managing Director in the Real Estate Group of Blackstone, an affiliate of the Company. Before joining Blackstone in 2008, Mr. Kim was an associate at Apollo Real Estate Advisors. Prior to that, Mr. Kim worked for Max Capital Management Corp., a New York City-based real estate investment and management firm, and before Max Capital, he was an analyst in the Investment Banking Group of Credit Suisse First Boston. Mr. Kim received an A.B. in Biology from Harvard College. He currently serves as a board member of La Quinta Holdings Inc. In selecting Mr. Kim to serve as a director, we considered his affiliation with Blackstone, his significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, his experience in working with the management of various other companies owned by Blackstone’s funds, his experience with real estate investing and his extensive financial background.

A.J. Agarwal - Mr. Agarwal, age 49, is the Company’s President and Senior Managing Director, and he has served as a director and officer of the Company since May 17, 2013. Mr. Agarwal is a Senior Managing Director in the Real Estate Group of Blackstone, an affiliate of the Company. Mr. Agarwal oversees the global core and core plus real estate business for the Real Estate Group. Prior to joining the Real Estate Group in 2010, Mr. Agarwal was a member of Blackstone’s Financial Advisory Group, leading the firm’s advisory practice in a number of areas, including real estate and leisure/lodging. Mr. Agarwal graduated magna cum laude from Princeton University and received an M.B.A. from Stanford University Graduate School of Business. Mr. Agarwal previously served as a board member of Extended Stay America, Inc. until March 2015 and of Brixmor Property Group Inc. until July 2015. In selecting Mr. Agarwal to serve as a director, the Company considered Mr. Agarwal’s expertise as a Senior Managing Director in evaluating real estate acquisitions in the North American region and his financial advisory background in the real estate and leisure/lodging sector.

Tyler Henritze - Mr. Henritze, age 35, is the Company’s Secretary, Vice President and Senior Managing Director, and he has served as a director and officer of the Company since May 17, 2013. Mr. Henritze has been a senior managing director in the real estate group of Blackstone, an affiliate of the Company, since January 2013, and is currently the Co-head of US Acquisitions. Prior to being named a senior managing director at Blackstone, Mr. Henritze served as a managing director from January 2011 to December 2012 and as principal from January 2009 to December 2010. Since joining Blackstone in 2004, Mr. Henritze has been involved in over $50 billion of real estate investments across all property types. He played a key role in acquisitions including Motel 6, Duke Realty Office Portfolio, Valad Property Group, Extended Stay Hotels, Equity Office Properties Trust, CarrAmerica Realty, La Quinta and Wyndham International. Before joining Blackstone, Mr. Henritze worked at Merrill Lynch in the real estate investment banking group and was involved in a variety of debt, equity and M&A transactions. Mr. Henritze received a B.S. in Commerce from The McIntire School at the University of Virginia, where he graduated with distinction. He serves on the Board of Directors of Nevada Property 1 LLC (The Cosmopolitan of Las Vegas), where he serves on the audit committee. He previously served as a board member of Hilton Worldwide Holdings Inc. until May 2015. He is a member of the IREFAC Council of the American Hotel and Lodging Association and is active with City Year NY, serving on its investment community board. In selecting Mr. Henritze to serve as a director, the Company considered his affiliation with Blackstone, his significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, his experience in working with the management of various other companies owned by Blackstone’s funds, his experience with real estate investing and his extensive financial background.

Code of Ethics

We do not have a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have determined that a code of ethics would not be necessary because we do not have any employees, all of our executive officers are employees of an affiliate of the Sponsor, and we are not required to adopt a code of ethics because our securities are not listed on a national securities exchange. Although we do not have a code of ethics, we endeavor to carry out our responsibilities in accordance with applicable laws and regulations.

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

BRE Holdings owns 100% of our issued and outstanding common stock, the Company’s voting securities. None of our executive officers or directors beneficially owns any equity securities of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $18.3 million of franchise fees, marketing fees, and other expenses during the year ended December 31, 2015, under agreements with Hilton or its subsidiaries. In addition, the Company uses Hilton to procure select capital improvements for its hotels. The Company paid Hilton $3.6 million during the year ended December 31, 2015 related to capital improvements.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $2.4 million to this management company during the year ended December 31, 2015. In addition, the Company owed this management company $0.1 million as of December 31, 2015, which is included in accounts payable and accrued expenses in the consolidated balance sheet.

As a condition to the Lender entering into the Loan described in Note 4 in the notes to the consolidated financial statements, BSHH LLC, an affiliate of BRE Holdings which is controlled by Sponsor and referred to herein as Guarantor, entered into a recourse guaranty with respect to the Loan (the “Guaranty”), pursuant to which the applicable Borrowers for the Loan and BSHH LLC will have recourse liability under the Loans for certain matters typical of a transaction of this type. Concurrent with the execution of the documents reflecting the Loan, including the Guaranty, the Company executed an Indemnity Agreement in favor of the Guarantor pursuant to which the Company agrees to indemnify and hold the Guarantor harmless from any losses incurred by the Guarantor pursuant to the terms of the Guaranty. There was no consideration for the posting of the Guaranty by the Guarantor.

Review, Approval or Ratification of Transactions with Related Persons

While we do not have a formal written policy, our board of directors will review and approve or ratify related party transactions on an as needed basis.

Board Composition

As a privately-held company with no securities listed on a national securities exchange, we are not required to have independent directors on our board of directors. Accordingly, we have not made any determinations of independence with respect to any of our directors.

Item 14.	Principal Accountant Fees and Services

The firm of Deloitte & Touche LLP served as the independent auditors for the Company’s last two fiscal years. The following table presents fees for professional services for the audit of our financial statements for 2015 and 2014, along with fees billed for other services rendered:

Year	Firm	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2015	Deloitte & Touche LLP	$569,275	$0	$240,000	$0
2014	Deloitte & Touche LLP	$435,000	$133,000	$0	$0

All services rendered by Deloitte & Touche LLP are permissible under applicable laws and regulations, and the annual audit and tax services of the Company were pre-approved by the board of directors of the Company. The nature of each of the services in the preceding table is described below.

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

Tax Fees - Such services represent tax compliance services.

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

1. Financial Statements of BRE Select Hotels Corp

Report of Independent Registered Public Accounting Firm as of December 31, 2015 and 2014 and for each of the years then ended—Deloitte & Touche LLP

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2013 (Successor) and for the period from January 1, 2013 through May 13, 2013 (Predecessor)—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 (Successor), and the period from January 1, 2013 through May 13, 2013 (Predecessor)

Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2015, 2014 and 2013 (Successor) and the period from January 1, 2013 through May 13, 2013 (Predecessor)

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 (Successor), and the period from January 1, 2013 through May 13, 2013 (Predecessor)

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this Annual Report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this Annual Report.)

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Annual Report.

BRE SELECT HOTELS CORP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

(dollars in thousands)

				Initial Cost to Company (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost at Which Carried at Close of Period (2) (3)
City	State	Brand	Encum- brances	Land	Building and Improve- ments	Land, Building and Improve- ments	Land	Bldg/ FF&E/ Other	Total	Acc Depr	Year of Construction	Date Acquired	Depreciable Life
Dothan	Alabama	Courtyard	5,954	810	8,690	1,074	822	9,752	10,574	(801)	1996	May-13	3 -39 yrs.
Dothan	Alabama	Hampton Inn & Suites	9,325	1,110	6,700	110	1,111	6,809	7,920	(597)	2004	May-13	3 -39 yrs.
Huntsville	Alabama	Fairfield Inn	4,232	910	6,470	1,446	910	7,916	8,826	(660)	1999	May-13	3 -39 yrs.
Huntsville	Alabama	Residence Inn	5,882	1,280	8,300	713	1,306	8,987	10,293	(849)	2002	May-13	3 -39 yrs.
Tuscaloosa	Alabama	Courtyard	9,540	0	7,690	268	14	7,944	7,958	(772)	1996	May-13	3 -39 yrs.
Tuscaloosa	Alabama	Fairfield Inn	4,447	0	3,990	1,360	4	5,346	5,350	(375)	1996	May-13	3 -39 yrs.
Anchorage	Alaska	Hampton Inn	12,266	2,020	12,980	1,566	2,071	14,495	16,566	(1,173)	1997	May-13	3 -39 yrs.
Anchorage	Alaska	Hilton Garden Inn	21,161	2,530	20,780	1,955	2,579	22,686	25,265	(1,718)	2002	May-13	3 -39 yrs.
Anchorage	Alaska	Homewood Suites	19,511	3,190	19,510	1,393	3,227	20,866	24,093	(1,853)	2004	May-13	3 -39 yrs.
Phoenix	Arizona	Hampton Inn	9,899	3,930	7,190	476	3,942	7,654	11,596	(599)	1998	May-13	3 -39 yrs.
Arcadia	California	Hilton Garden Inn	17,861	2,940	14,310	1,490	2,989	15,751	18,740	(1,231)	1999	May-13	3 -39 yrs.
Arcadia	California	SpringHill Suites	10,401	2,610	9,130	2,519	2,662	11,597	14,259	(1,200)	1999	May-13	3 -39 yrs.
Bakersfield	California	Hilton Garden Inn	9,468	1,260	10,490	306	1,264	10,792	12,056	(921)	2004	May-13	3 -39 yrs.
Folsom	California	Hilton Garden Inn	8,536	1,310	11,000	1,293	1,335	12,268	13,603	(986)	1999	May-13	3 -39 yrs.
Foothill Ranch	California	Hampton Inn	6,886	2,970	5,080	1,727	3,017	6,760	9,777	(598)	1998	May-13	3 -39 yrs.
Lake Forest	California	Hilton Garden Inn	11,262	4,250	10,440	1,641	4,274	12,057	16,331	(902)	2004	May-13	3 -39 yrs.
Milpitas	California	Hilton Garden Inn	32,977	6,600	22,190	951	6,604	23,137	29,741	(1,941)	1999	May-13	3 -39 yrs.
Roseville	California	Hilton Garden Inn	8,249	2,470	4,260	181	2,515	4,396	6,911	(419)	1999	May-13	3 -39 yrs.
San Francisco	California	Hilton Garden Inn	34,574	7,920	29,100	1,260	7,920	30,360	38,280	(2,389)	1999	May-13	3 -39 yrs.

				Initial Cost to Company (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost at Which Carried at Close of Period (2) (3)
City	State	Brand	Encum- brances	Land	Building and Improve- ments	Land, Building and Improve- ments	Land	Bldg/ FF&E/ Other	Total	Acc Depr	Year of Construction	Date Acquired	Depreciable Life
Boulder	Colorado	Marriott	41,174	6,360	51,230	3,356	6,360	54,586	60,946	(3,788)	1997	May-13	3 -39 yrs.
Glendale	Colorado	Hampton Inn & Suites	14,131	3,480	17,090	2,581	3,490	19,661	23,151	(1,438)	1999	May-13	3 -39 yrs.
Lakewood	Colorado	Hampton Inn	12,409	2,520	12,590	875	2,543	13,442	15,985	(1,220)	2003	May-13	3 -39 yrs.
Farmington	Connecticut	Courtyard	13,199	2,600	15,030	2,001	2,610	17,021	19,631	(1,443)	2005	May-13	3 -39 yrs.
Rocky Hill	Connecticut	Residence Inn	11,262	1,640	14,700	1,510	1,647	16,203	17,850	(1,307)	2005	May-13	3 -39 yrs.
Wallingford	Connecticut	Homewood Suites	10,831	1,250	12,530	408	1,263	12,925	14,188	(1,087)	2005	May-13	3 -39 yrs.
Clearwater	Florida	SpringHill Suites	4,734	0	7,600	1,073	12	8,661	8,673	(691)	2006	May-13	3 -39 yrs.
Lake Mary	Florida	Courtyard	5,452	1,190	5,570	578	1,201	6,137	7,338	(593)	1995	May-13	3 -39 yrs.
Lakeland	Florida	Residence Inn	10,903	630	9,740	1,717	643	11,444	12,087	(933)	2001	May-13	3 -39 yrs.
Panama City	Florida	Courtyard	9,468	560	7,310	1,285	562	8,593	9,155	(843)	2006	May-13	3 -39 yrs.
Pensacola	Florida	Courtyard	7,819	610	8,740	325	639	9,036	9,675	(913)	1997	May-13	3 -39 yrs.
Pensacola	Florida	Fairfield Inn	3,443	530	4,060	1,086	531	5,145	5,676	(391)	1995	May-13	3 -39 yrs.
Pensacola	Florida	Hampton Inn & Suites	8,321	540	6,540	1,542	543	8,079	8,622	(612)	2005	May-13	3 -39 yrs.
Tallahassee	Florida	Hilton Garden Inn	10,616	2,270	9,780	1,322	2,271	11,101	13,372	(841)	1997	May-13	3 -39 yrs.
Albany	Georgia	Courtyard	5,945	900	8,120	1,491	913	9,598	10,511	(947)	2004	May-13	3 -39 yrs.
Columbus	Georgia	Residence Inn	6,456	1,190	7,600	1,471	1,195	9,066	10,261	(929)	2003	May-13	3 -39 yrs.
Valdosta	Georgia	Courtyard	5,165	1,160	7,690	295	1,173	7,972	9,145	(789)	2002	May-13	3 -39 yrs.
Mt. Olive	New Jersey	Residence Inn	12,768	2,930	14,860	1,641	2,933	16,498	19,431	(1,377)	2005	May-13	3 -39 yrs.
Somerset	New Jersey	Homewood Suites	11,477	3,120	8,830	1,312	3,124	10,138	13,262	(809)	2005	May-13	3 -39 yrs.
Saratoga Springs	New York	Hilton Garden Inn	19,439	960	17,020	682	960	17,702	18,662	(1,442)	1999	May-13	3 -39 yrs.
Roanoke Rapids	North Carolina	Hilton Garden Inn	7,388	1,740	3,870	204	1,740	4,074	5,814	(358)	2008	May-13	3 -39 yrs.
Hillsboro	Oregon	Courtyard	24,460	3,240	11,280	812	3,245	12,087	15,332	(1,269)	1996	May-13	3 -39 yrs.
Hillsboro	Oregon	Residence Inn	26,540	3,790	16,540	3,511	3,805	20,036	23,841	(1,569)	1994	May-13	3 -39 yrs.
Hillsboro	Oregon	TownePlace Suites	20,228	3,200	11,070	2,390	3,227	13,433	16,660	(1,107)	1999	May-13	3 -39 yrs.
Portland	Oregon	Residence Inn	51,288	8,430	59,480	4,194	8,444	63,660	72,104	(4,457)	2001	May-13	3 -39 yrs.
Pittsburgh	Pennsylvania	Residence Inn	17,502	3,550	19,730	4,351	3,555	24,076	27,631	(1,633)	1998	May-13	3 -39 yrs.
Myrtle Beach	South Carolina	Courtyard	9,110	1,240	9,570	2,573	1,269	12,114	13,383	(1,256)	1999	May-13	3 -39 yrs.

				Initial Cost to Company (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost at Which Carried at Close of Period (2) (3)
City	State	Brand	Encum- brances	Land	Building and Improve- ments	Land, Building and Improve- ments	Land	Bldg/ FF&E/ Other	Total	Acc Depr	Year of Construction	Date Acquired	Depreciable Life
Nashville	Tennessee	Homewood Suites	15,350	1,010	10,670	272	1,034	10,918	11,952	(1,085)	1999	May-13	3 -39 yrs.
Arlington	Texas	SpringHill Suites	7,962	1,300	5,890	635	1,352	6,473	7,825	(675)	1998	May-13	3 -39 yrs.
Arlington	Texas	TownePlace Suites	3,434	1,380	5,060	2,700	1,405	7,735	9,140	(684)	1999	May-13	3 -39 yrs.
Dallas	Texas	SpringHill Suites	15,709	1,200	14,660	655	1,200	15,315	16,515	(1,241)	1997	May-13	3 -39 yrs.
Fort Worth	Texas	Homewood Suites	10,688	1,250	12,180	(321)	1,257	11,852	13,109	(473)	1999	May-13	3 -39 yrs.
Fort Worth	Texas	Residence Inn	17,032	3,850	16,740	2,273	3,850	19,013	22,863	(1,401)	2005	May-13	3 -39 yrs.
Fort Worth	Texas	SpringHill Suites	10,258	1,780	13,820	501	1,780	14,321	16,101	(1,240)	2004	May-13	3 -39 yrs.
Laredo	Texas	Homewood Suites	10,329	1,030	10,200	1,773	1,030	11,973	13,003	(990)	2005	May-13	3 -39 yrs.
Laredo	Texas	Residence Inn	10,975	670	9,170	2,193	670	11,363	12,033	(1,171)	2005	May-13	3 -39 yrs.
Las Colinas	Texas	TownePlace Suites	7,855	2,300	8,130	3,659	2,310	11,779	14,089	(1,246)	1998	May-13	3 -39 yrs.
McAllen	Texas	Hilton Garden Inn	8,321	1,510	7,490	273	1,518	7,755	9,273	(682)	2000	May-13	3 -39 yrs.
Fredericksburg	Virginia	Hilton Garden Inn	9,755	2,430	16,110	1,728	2,435	17,833	20,268	(1,235)	2005	May-13	3 -39 yrs.
Kent	Washington	TownePlace Suites	14,992	2,180	13,140	2,037	2,213	15,144	17,357	(1,183)	1999	May-13	3 -39 yrs.
Mukilteo	Washington	TownePlace Suites	13,127	3,020	11,920	1,740	3,042	13,638	16,680	(1,103)	1999	May-13	3 -39 yrs.
Redmond	Washington	Marriott	50,355	19,260	46,340	714	19,260	47,054	66,314	(3,822)	2004	May-13	3 -39 yrs.
Renton	Washington	Hilton Garden Inn	16,929	2,010	19,190	2,308	2,035	21,473	23,508	(1,658)	1998	May-13	3 -39 yrs.

			$847,032	$153,920	$817,180	$89,455	$154,855	$905,700	$1,060,555	($73,915)

(1)	Represents acquisition date fair value.
(2)	The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.
(3)	Reconciliaiton of Real Estate and Accumulated Depreciation.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2015

(dollars in thousands)

	Successor			Predecessor
	2015	2014	2013	Period from January 1, through May 13, 2013
Investment in real estate:
Beginning balance	$1,018,604	$975,373	$-	$946,018
Acquisitions	-	-	980,895	-
Improvements	56,452	43,231	4,345	6,133
Disposals and discontinued operations	(14,501)	-	(9,867)	(7,504)
Ending balance	$1,060,555	$1,018,604	$975,373	$944,647

	Successor			Predecessor
	2015	2014	2013	Period from January 1, through May 13, 2013
Accumulated depreciation:
Beginning balance	$43,771	$16,359	$-	$216,910
Depreciation expense	33,775	27,412	16,401	7,781
Disposals and discontinued operations	(3,631)	-	(42)	-
Ending balance	$73,915	$43,771	$16,359	$224,691

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

By:	/s/ WILLIAM J. STEIN	Date: March 18, 2016
William J. Stein Chief Executive Officer and Senior Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM J. STEIN	Date: March 18, 2016
William J. Stein Director, Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

By:	/s/ BRIAN KIM	Date: March 18, 2016
Brian Kim Director, Chief Financial Officer, Vice President and Managing Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ A.J. AGARWAL	Date: March 18, 2016
A.J. Agarwal Director

By:	/s/ TYLER HENRITZE	Date: March 18, 2016
Tyler Henritze Director

Exhibit Number	Description of Documents

2.1	Agreement and Plan of Merger, dated as of November 29, 2012, among Apple REIT Six, Inc., a Virginia corporation, BRE Select Hotels Holdings LP, a Delaware limited partnership, and BRE Select Hotels Corp, a Delaware corporation and a wholly-owned subsidiary of Buyer (incorporated by reference from Annex A of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013 (File No. 333-186090)).

2.2	Plan of Merger merging Apple REIT Six, Inc., a Virginia corporation, with and into BRE Select Hotels Corp, a Delaware Corporation (incorporated by reference from Annex B of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013 (File No. 333-186090)).

3.1

Amended and Restated Certificate of Incorporation of BRE Select Hotels Corp (incorporated by reference from Exhibit 3.1 of BRE Select Hotels Corp’s Form 8-K filed on May 20, 2013(File No. 333-186090)).

3.2	Amended and Restated Bylaws of BRE Select Hotels Corp (incorporated by reference from Exhibit 3.2 of BRE Select Hotels Corp’s Form 8-K filed on May 20, 2013 (File No. 333-186090)).

4.1	Form of Certificate of Designations of 7% Series A Cumulative Redeemable Preferred Stock of BRE Select Hotels Corp (incorporated by reference from Annex E of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013 (File No. 333-186090)).

10.1	Loan Agreement dated as of December 3, 2014 by and among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P., and BRE Select Hotels Clearwater LLC, collectively, as Borrower, and BRE Select Hotels Operating LLC, as Operating Lessee, and , Citigroup Global Markets Realty Corp., German American Capital Corporation, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, collectively, as Lender (incorporated by reference from Exhibit 10.1 of BRE Select Hotels Corp’s Annual Report on Form 10-K filed on March 20, 2015 (File No. 333-186090)).

10.2	Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated as of December 3, 2014 by Borrower and Operating Lessee, collectively, as Mortgagor, to Citigroup Global Markets Realty Corp., German American Capital Corporation, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, collectively, as Mortgagee (incorporated by reference from Exhibit 10.2 of BRE Select Hotels Corp’s Annual Report on Form 10-K filed on March 20, 2015 (File No. 333-186090)).

10.3	Guaranty Agreement executed as of December 3, 2014 by BSHH LLC in favor of Citigroup Global Markets Realty Corp., German American Capital Corporation, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, collectively, as Lender (incorporated by reference from Exhibit 10.3 of BRE Select Hotels Corp’s Annual Report on Form 10-K filed on March 20, 2015 (File No. 333-186090)).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the registrant.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Section 13(r) Disclosure.*

101	The following materials from BRE Select Hotels Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations or warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of the affairs as of the date they were made or at any other time.