Form 10-Q
period 2016-03-31
BRE Select Hotels Corp
filed 2016-05-12
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at May 12, 2016

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
ASSETS
Investment in real estate, net of accumulated depreciation of $83,070 and $73,915, respectively	$978,640	$986,640
Cash and cash equivalents	20,518	29,137
Restricted cash	9,354	6,171
Due from third party managers, net	3,647	4,961
Insurance receivable	6,362	6,496
Prepaid expenses	1,613	1,729
Goodwill	126,377	126,377
Other assets	2,974	791

TOTAL ASSETS	$1,149,485	$1,162,302

LIABILITIES
Accounts payable and accrued expenses	9,471	14,852
Due to third party managers, net	2,192	1,149
Mortgages payable	843,420	842,269
Other liabilities	534	—

TOTAL LIABILITIES	855,617	858,270

Commitments and contingencies (Note 6)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 72,382,848 issued and outstanding at March 31, 2016 and December 31, 2015	137,160	137,160

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	156,708	166,872

TOTAL SHAREHOLDER’S EQUITY	156,708	166,872

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,149,485	$1,162,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended
	March 31,
	2016	2015
REVENUE
Room revenue	$62,187	$59,309
Other revenue	4,339	4,169

Total revenue	66,526	63,478

EXPENSES
Operating expense	15,838	15,151
Hotel administrative expense	6,456	6,035
Sales and marketing	5,375	5,073
Utilities	2,177	2,387
Repair and maintenance	2,698	2,628
Franchise fees	3,091	2,930
Management fees	2,230	2,126
Taxes, insurance and other	3,612	3,705
General and administrative	1,175	765
Depreciation expense	10,606	7,285

Total expenses	53,258	48,085

Impairment of investment in real estate	(5,513)	—

Operating income	7,755	15,393

Interest expense, net	(8,116)	(7,498)
Loss on derivatives	—	(39)

(Loss) income before income tax benefit	(361)	7,856

Income tax benefit	1,607	1,723

Net income	1,246	9,579

Series A Preferred Stock dividends declared	(2,410)	(2,410)

Net (loss) income available for common stockholders	($1,164)	$7,169

Basic and diluted net income per common share

Total basic and diluted net (loss) income per common share available to common stockholders	$(11,640.00)	$71,690.00

Cash dividend per common share	$90,000	$—
Weighted average common shares outstanding - basic and diluted	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,246	$9,579

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,606	7,285
Impairment of investment in real estate	5,513	—
Fair value adjustment of interest rate cap	—	39
Amortization of deferred financing costs	1,260	1,246
Other non-cash expenses, net	(7)	(7)
Changes in operating assets and liabilities:
(Increase) decrease in cash restricted for operating expenses	(3,332)	5,302
Decrease (increase) in due to/from third party managers, net	2,357	(1,546)
Decrease in insurance receivable	134	—
Increase in prepaid expenses and other assets	(2,070)	(1,281)
Decrease in accounts payable and accrued expenses	(791)	(1,321)
Increase in other liabilities	534	—

Net cash provided by operating activities	15,450	19,296

Cash flows from investing activities:
Capital improvements	(12,702)	(24,911)
Property insurance proceeds	3	112
Decrease in cash restricted for property improvements	149	16,404

Net cash used in investing activities	(12,550)	(8,395)

Cash flows from financing activities:
Payments of mortgage debt	(109)	(106)
Dividends paid to Series A Preferred shareholders	(2,410)	(2,410)
Dividends paid to common shareholders	(9,000)	—

Net cash used in financing activities	(11,519)	(2,516)

Net (decrease) increase in cash and cash equivalents	(8,619)	8,385

Cash and cash equivalents, beginning of period	29,137	22,776

Cash and cash equivalents, end of period	$20,518	$31,161

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$6,912	$6,369
Taxes paid	$70	$93
Accrued capital improvements	$2,041	$5,920
Accrued 7% Series A Preferred Stock dividends	$2,410	$2,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of March 31, 2016, the Company owned 62 hotels located in 18 states with an aggregate of 7,346 rooms.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The unaudited condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these condensed consolidated financial statements. Operating results for the interim periods herein are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Use of Estimates - The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications - Certain expense amounts in the 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 presentation. Certain hotel telecommunication and information systems expenses in the condensed consolidated statements of operations are now included within hotel administrative expense. These reclassifications had no effect on previously reported operating income.

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

Impairment of Investment in Real Estate - The Company periodically assesses whether there are any indicators that the value of real estate assets may be impaired. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly quantitative analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s current period actual and forecasted occupancy and revenue per available room (“RevPAR”) compared to the prior period.

If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and in such instances an impairment loss may be recorded. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future undiscounted net cash flow expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. Fair value is determined by using management’s best estimate of the discounted net cash flows over the remaining life of the asset, or other indicators of fair value, such as a property sales agreement, if applicable.

Prior to March 31, 2016, the Company executed a letter of intent to sell the Hilton Garden Inn – Fredericksburg, Virginia property, which may result in the disposition of the property prior to its previously estimated useful life. As a result, a test for impairment of the property was performed at March 31, 2016 with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property in April 2016. The test resulted in a non-cash impairment of investment in real estate of $5.5 million for the three months ended March 31, 2016.

No other triggering events have occurred to indicate that the asset carrying values are not recoverable as of March 31, 2016.

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

Income (Loss) per Common Share - Basic income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period, after giving effect to the 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) dividends declared during the period. There were no potential dilutive shares during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

Segment Information - The Company derives revenues and cash flows from its hotel portfolio. Hotel portfolio financial information is analyzed for purposes of assessing performance and allocating resources. Therefore, the Company has one operating segment consisting of its hotel portfolio.

New Accounting Pronouncements - The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30) on January 1, 2016. ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. These costs continue to be amortized into interest expense. In order to conform to the current period presentation, approximately $4.8 million of debt issuance costs, which were previously presented within deferred financing costs, net, in the condensed consolidated balance sheet at December 31, 2015, have been reclassified to be presented as a direct deduction of mortgages payable.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

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

3. Investment in Real Estate, net

Investment in real estate, net as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Land and Improvements	$154,193	$154,855
Building and Improvements	836,777	835,335
Furniture, Fixtures and Equipment	52,660	49,020
Construction in Progress	18,080	21,345

	1,061,710	1,060,555
Less: Accumulated Depreciation	(83,070)	(73,915)

Investment in Real Estate, net	$978,640	$986,640

4. Mortgages Payable

Mortgages payable as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Mortgages payable before unamortized deferred financing costs	$846,923	$847,032
Unamortized deferred financing costs	(3,503)	(4,763)

Mortgages payable	$843,420	$842,269

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

The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.80%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $830 million, a termination date of December 9, 2016 and a strike rate of 4.50%. The Loan is scheduled to mature on December 9, 2016, with an option for the Borrowers to extend the initial term for three one-year extension terms, subject to certain conditions. The Company plans to exercise the first of three one-year extensions permissible per the Loan Agreement. The Loan is not subject to any mandatory principal amortization.

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

Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the Loan. Deferred financing costs were $3.5 million and $4.8 million as of March 31, 2016 and December 31, 2015, respectively, and are presented as a direct deduction of mortgages payable on the condensed consolidated balance sheets. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $1.3 million for both the three months ended March 31, 2016 and 2015 and is included in interest expense in the condensed consolidated statements of operations.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $16.9 million and $17.0 million as of March 31, 2016 and December 31, 2015, respectively, and is included in mortgages payable in the condensed consolidated balance sheets.

Future scheduled principal payments of debt obligations (assuming exercise of first extension option under the Loan Agreement) as of March 31, 2016 are as follows (in thousands):

2016 (remaining months)	$331
2017	830,464
2018	487
2019	510
2020	534
Thereafter	14,597

Total	$846,923

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

The table excludes cash and cash equivalents, restricted cash, due from third party managers, net, accounts payable and accrued expenses, and due to third party managers, net, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial liabilities not measured at fair value:
Mortgages payable	$846,923	$847,029	$847,032	$846,684

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

Impairment of investment in real estate - The impairment determination for the Hilton Garden Inn – Fredericksburg, Virginia property during the three months ended March 31, 2016 described in Note 2 was based on a Level 2 fair value measurement.

6. Commitments and Contingencies

Insurance - The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where we believe such coverage is warranted or required under the terms of the Loan. On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. Insurance receivable related to fiscal year 2015 property insurance claims totaled $6.4 million and $6.5 million as of March 31, 2016 and December 31, 2015, respectively. The Company collected $0.1 million of the insurance receivable during the three months ended March 31, 2016. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with the Company’s insurance providers. As of March 31, 2016, the total estimated insurance recoveries are probable, and the collectability of the insurance receivable at March 31, 2016 is reasonably assured.

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

Franchise Agreements - As of March 31, 2016, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements - As of March 31, 2016, each of the Company’s 62 hotels were operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. The agreements have remaining terms generally ranging from less than one to 18 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels.

TRS Lease Agreements - The Company’s lease agreements are intercompany agreements between the TRS lessees and our property-owning subsidiaries. These agreements generally contain terms which are customary for third-party lease agreements, including terms for rent payments and other expenses. All related rental income and expense related to the TRS lease agreements eliminate on a consolidated basis, and therefore have no impact on the condensed consolidated financial statements.

Ground Leases - As of March 31, 2016, four of the Company’s hotel properties had ground leases with remaining terms ranging from two to eight years, which may be extended at the Company’s election. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 18 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining two leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses totaled $0.1 million for both the three months ended March 31, 2016 and 2015, respectively, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to March 31, 2016 and thereafter are as follows (in thousands):

2016 (remaining months)	$206
2017	240
2018	206
2019	206
2020	144
Thereafter	281

Total	$1,283

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

On September 30, 2013, BRE Holdings purchased approximately 2.0 million shares of the Series A Preferred Stock for $1.30 per share as part of a tender offer extended to all shareholders. As of March 31, 2016, BRE Holdings owned approximately 1.5 million shares of the Series A Preferred Stock due to the redemption.

On March 23, 2016, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 15, 2016 to shareholders of record on April 1, 2016. As of March 31, 2016, the Company accrued $2.4 million for this dividend, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

8. Shareholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At March 31, 2016 and December 31, 2015, there were 100 shares of common stock issued and outstanding.

On February 16, 2016, the Board of Directors of the Company declared a dividend on its common stock of $90,000 per share, which was paid on February 17, 2016.

9. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three months ended March 31, 2016 and 2015, the Company recorded $1.6 million and $1.7 million of income tax benefit, respectively. The income tax benefit for the three months ended March 31, 2016 and 2015 is comprised of federal and state income taxes. The income tax benefit for the three months ended March 31, 2016 includes a discrete income tax benefit of $0.1 million due to the contribution of certain investments in real estate from the REIT to a TRS during the period.

10. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company, common stockholders, or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $3.8 million and $3.9 million of franchise fees, marketing fees, and other expenses during the three months ended March 31, 2016 and 2015, respectively, under agreements with Hilton or its subsidiaries. In addition, the Company uses Hilton to procure select capital improvements for its hotels. Under this arrangement, the Company paid Hilton $0 and $2.8 million during the three months ended March 31, 2016 and 2015, respectively. No amounts were outstanding to Hilton as of March 31, 2016 and December 31, 2015.

A management company provides services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $0.5 million to this management company during both the three months ended March 31, 2016 and 2015, respectively, In addition, the Company owed this management company $0 and $0.1 million as of March 31, 2016 and December 31, 2015, respectively, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

As a condition to the Lender entering into the Loan, BSHH LLC, an affiliate of BRE Holdings which is controlled by the Sponsor and referred to herein as Guarantor, entered into a recourse guaranty with respect to the Loan (the “Guaranty”), pursuant to which the applicable Borrowers for the Loan and BSHH LLC will have recourse liability under the Loans for certain matters typical of a transaction of this type. Concurrent with the execution of the documents reflecting the Loan, including the Guaranty, the Company executed an Indemnity Agreement in favor of the Guarantor pursuant to which the Company agrees to indemnify and hold the Guarantor harmless from any losses incurred by the Guarantor pursuant to the terms of the Guaranty. There was no consideration for the posting of the Guaranty by the Guarantor.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, the terms “the Company,” “we” or “our” refer to BRE Select Hotels Corp, together with its wholly-owned subsidiaries.

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “forecast” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; risks associated with the Company’s indebtedness; financing risks; regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; competition within the hotel and real estate industry; risks associated with the Company’s legal proceedings; and the factors discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed on March 18, 2016 (the “Form 10-K”) and in this report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust (“REIT”) involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the SEC. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. On May 14, 2013, we completed the acquisition of Apple Six (the “Merger”) pursuant to the Merger Agreement, by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us. As of March 31, 2016, we owned 62 hotels located in 18 states with an aggregate of 7,346 rooms.

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

Hotels Owned

The following table summarizes the location, brand, manager and number of rooms for each of the 62 hotels the Company owned at March 31, 2016, all of which were acquired on May 14, 2013 in connection with the Merger.

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

Key Indicators of Operating Performance

We use a variety of operating information and metrics to evaluate the operating performance of our hotels. These key indicators include financial information that is prepared in accordance with U.S. GAAP, along with other non-U.S. GAAP financial measures. In addition, we use industry standard statistical information and comparative data, some of which may not be financial in nature. In evaluating financial condition and operating performance, the most important indicators that we focus on are:

•	Occupancy – Occupancy represents the total number of hotel rooms sold in a given period divided by the total number of hotel rooms available, and is a key measure of the utilization of our hotels’ available capacity. Occupancy is a major driver of room revenue, as well as other revenue categories including food and beverage revenues. We use occupancy as a primary measure of demand at each of our hotels during a given period of time. Occupancy also guides us in determining achievable levels of average daily rate (“ADR”). Fluctuations in occupancy are accompanied by fluctuations in most categories of variable operating costs, such as utility cost and certain labor costs such as housekeeping, resulting in varying levels of hotel profitability.

•	Average Daily Rate (ADR) – ADR represents the average room price at a hotel or group of hotels and is computed by dividing total hotel room revenues by the total number of rooms sold in a given period. ADR trends provide information concerning the customer base and pricing environment at our hotels. Increases in ADR typically result in higher operating margins and overall profitability, since variable hotel expenses do not increase correspondingly. As a result, ADR trends are carefully monitored to manage pricing levels.

•	Revenue per Available Room (RevPAR) – RevPAR is the product of occupancy and ADR. It does not include non-room revenues such as food and beverage revenue or other ancillary revenues for guest services provided by the hotel. We use RevPAR to identify trend information for comparable properties and regions.

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

Executive Summary

Our hotel portfolio experienced continued improvement in revenues in the three months ended March 31, 2016 as compared to the same period in the prior year, while operating income declined primarily due to increased depreciation expense across our portfolio and an impairment of investment in real estate recorded for one of our hotels. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We believe the remainder of 2016 will offer attractive growth for both the hotel industry and our portfolio because of the expected increased demand versus available supply. In addition, the renovation plan we started in 2014 for many of our hotels remains ongoing in 2016. The resulting property improvements are expected to further improve our financial results through increased ADR at our properties.

On June 5, 2015, we evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. For the year ended December 31, 2015, we recorded a total estimated loss due to property damage of $1.7 million, net of estimated property insurance recoveries of $8.6 million for this hotel and three other properties in Texas also impacted by the May 2015 flooding but which did not result in the temporary closures of these properties. Insurance receivable related to fiscal year 2015 property insurance claims totaled $6.4 million and $6.5 million as of March 31, 2016 and December 31, 2015, respectively. We collected $0.1 million of the insurance receivable during the three months ended March 31, 2016. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with our insurance providers.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
		Percent		Percent
		of		of
(in thousands)	2016	Revenue	2015	Revenue
Total hotel revenue	$66,526	100%	$63,478	100%
Hotel operating expenses	37,865	57%	36,330	57%
Taxes, insurance and other expense	3,612	5%	3,705	6%
General and administrative expense	1,175	2%	765	1%
Depreciation	10,606		7,285
Impairment of investment in real estate	5,513		—
Interest expense, net	8,116		7,498
Loss on derivatives	—		39
Income tax benefit	(1,607)		(1,723)

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended March 31, 2016 and 2015, we had total hotel revenue of $66.5 million and $63.5 million, respectively. For the three months ended March 31, 2016 and 2015, the hotels achieved occupancy of 71.6% and 70.9%, ADR of $129.99 and $126.57 and RevPAR of $93.03 and $89.72, respectively.

The increase in hotel revenues was driven by a 2.7% increase in ADR and a 1.0% increase in occupancy during the first quarter of 2016 compared to the same period in the prior year. The ADR increase was due to our ability to increase rates, in particular at our newly renovated properties, along with overall strong demand within the upscale limited service segment of the industry.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2016 and 2015, hotel operating expenses totaled $37.9 million and $36.3 million, respectively, representing, for each period, 57% of total hotel revenue. Results for the three months ended March 31, 2016 reflect the impact of the increases in revenues and our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. We have implemented wide scale water efficiency and energy savings projects at many of our properties within the last year, which has resulted in lower utility expenses. Although operating expenses will increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the three months ended March 31, 2016 and 2015 were $3.6 million and $3.7 million, or 5% and 6% of total hotel revenue, respectively. We continued to experience increases in property taxes in 2016 as the economy has continued to improve, and localities reassessed property values accordingly. These increases were offset by lower insurance and other tax expenses this year compared to last year.

General and administrative expense for the three months ended March 31, 2016 and 2015 was $1.2 million and $0.8 million, or 2% and 1% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses. The increase in 2016 compared to 2015 was due to higher advisory and legal fees.

Depreciation expense for the three months ended March 31, 2016 and 2015 was $10.6 million and $7.3 million, respectively. The increase in 2016 compared to 2015 was due to the increased renovation activity in 2014 and 2015 at our hotels, and resulting higher levels of fixed assets is expected to increase depreciation expense for the foreseeable future.

Interest expense, net for the three months ended March 31, 2016 and 2015 was $8.1 million and $7.5 million, respectively. The increase was due to the increase in LIBOR in 2016 compared to the prior year. We capitalized interest of $0.1 million in both the three months ended March 31, 2016 and 2015, respectively, related to capital improvement projects at several of our hotels.

Operating Metrics and Non-U.S. GAAP Financial Measures

Below is a summary of our key operating metrics for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
Statistical Data	2016	2015
Occupancy	71.6%	70.9%
ADR	$129.99	$126.57
RevPAR	$93.03	$89.72
RevPAR Index	120	116

In addition, two key non-U.S. GAAP financial measures that we use to evaluate our performance are EBITDA and Adjusted EBITDA.

EBITDA – EBITDA is defined as net income or loss excluding interest, income taxes, and depreciation and amortization. We believe EBITDA is a useful measure to evaluate operating performance between periods, as it removes the impact of our capital structure (interest expense) and asset base (depreciation and amortization) from our operating results.

Adjusted EBITDA – We further adjust EBITDA for certain additional items, including impairment of investment in real estate, extinguishment of mortgages payable and mezzanine loans, gain or loss on hotels held for sale, loss on disposals of investments in real estate, derivatives and merger transaction costs. We believe that Adjusted EBITDA provides additional useful supplemental information about our ongoing operating performance.

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended March 31,
	2016	2015
Net income	$1,246	$9,579
Depreciation and amortization	10,606	7,285
Interest expense, net	8,116	7,498
Income tax benefit	(1,607)	(1,723)

EBITDA	18,361	22,639
Impairment of investment in real estate	5,513	—
Loss on derivatives	—	39

Adjusted EBITDA	$23,874	$22,678

Liquidity and Capital Resources

Operating cash flow from our hotel properties is our principal source of liquidity. We anticipate that our cash flows from operations will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, ongoing capital commitments to fund capital improvements, dividends on the Series A Preferred Stock, distributions necessary to maintain our qualification as a REIT and other capital obligations associated with conducting our business.

Cash flows for the three months ended March 31, 2016 decreased by $8.6 million, compared to an $8.4 million increase during the three months ended March 31, 2015. Net cash flows provided by operating activities declined by $3.8 million primarily due to an increase in cash restricted for operating expenses due to the timing of operational funding to our third party managers in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Net cash flows used in investing activities increased by $4.2 million, due to a greater share of capital improvements funded from cash restricted for property improvements in the three months ended March 31, 2015 compared to the three months ended March 31, 2016. Net cash used in financing activities increased by $9.0 million due to the $9.0 million in dividends on our common stock paid in the three months ended March 31, 2016 compared to $0 in the three months ended March 31, 2015.

Mortgage Loans

On December 3, 2014, certain of our indirect wholly owned subsidiaries (the “Borrowers”) with commercial lenders (collectively, the “Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained an $830 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 61 of the 62 properties owned or ground-leased by certain of our subsidiaries, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account. The Loan is scheduled to mature on December 9, 2016 and we plan to exercise the first of three one-year extensions permissible per the loan agreement, which will extend the maturity to December 9, 2017.

As of March 31, 2016, we had $843.4 million in mortgages payable, comprised of $830.0 million under the Loan, which is secured by 61 of our 62 properties, and $16.9 million is secured by the Fort Worth, Texas Residence Inn property, offset by $3.5 million in deferred financing costs, net.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, at closing we were required to make a one-time deposit $26.0 million into a restricted cash account which was used to fund a portion of our 2015 capital expenditures. In addition, we must deposit monthly in a lender escrow an amount equal to the sum of 4% to 5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $12.7 million in capital improvements in the first quarter of this year, and expect to spend an additional $20.0 million on capital improvements during the remainder of this year.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our stockholders. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2015, dividends on our common stock were paid in May, August and December. On February 17, 2016, we paid a dividend on our common stock of $90,000 per share. Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

In 2015, dividends on the Series A Preferred Stock were paid in January, April, July, and October. On January 15, 2016, we paid a dividend on our Series A Preferred Stock of $0.0333 per share to shareholders of record on January 1, 2016. On March 23, 2016, our Board of Directors declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on April 15, 2016 to shareholders of record on April 1, 2016. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

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

Contractual Obligations

Our contractual obligations have not changed significantly from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the Company’s disclosures about market risk, please see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially adversely affect the Company’s business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. The risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also could materially adversely affect its business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosure publicly filed by Travelport Worldwide Limited and NCR Corporation, which may be considered affiliates of Blackstone and therefore the Company’s affiliates.

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Section 13(r) Disclosure. *

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. *

*	Filed herewith
**	Furnished herewith

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

BRE SELECT HOTELS CORP

Date: May 12, 2016	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director
(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President and Managing Director
(Principal Financial Officer and Principal Accounting Officer)