Form 10-Q
period 2016-06-30
BRE Select Hotels Corp
filed 2016-08-10
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at August 10, 2016

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
ASSETS
Investment in real estate, net of accumulated depreciation of $89,653 and $73,915, respectively	$974,578	$986,640
Cash and cash equivalents	18,945	29,137
Restricted cash	10,301	6,171
Due from third party managers, net	6,102	4,961
Insurance receivable	5,331	6,496
Prepaid expenses	2,428	1,729
Goodwill	126,377	126,377
Other assets	2,858	791

TOTAL ASSETS	$1,146,920	$1,162,302

LIABILITIES
Accounts payable and accrued expenses	9,048	14,852
Due to third party managers, net	1,042	1,149
Mortgages payable	844,571	842,269
Other liabilities	580	—

TOTAL LIABILITIES	855,241	858,270

Commitments and contingencies (Note 6)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 72,382,848 issued and outstanding at June 30, 2016 and December 31, 2015	137,160	137,160

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	154,519	166,872

TOTAL SHAREHOLDER’S EQUITY	154,519	166,872

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,146,920	$1,162,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUE
Room revenue	$74,125	$71,478	$136,312	$130,787
Other revenue	5,255	4,667	9,594	8,836

Total revenue	79,380	76,145	145,906	139,623

EXPENSES
Operating expense	17,018	17,074	32,856	32,225
Hotel administrative expense	6,863	6,731	13,319	12,766
Sales and marketing	5,998	5,704	11,373	10,777
Utilities	2,158	2,268	4,335	4,655
Repair and maintenance	2,819	2,764	5,517	5,392
Franchise fees	3,663	3,548	6,754	6,478
Management fees	2,763	2,638	4,993	4,764
Taxes, insurance and other	3,907	3,742	7,519	7,447
General and administrative	1,375	1,400	2,550	2,165
Depreciation expense	9,743	8,424	20,349	15,709

Total expenses	56,307	54,293	109,565	102,378

Impairment of investment in real estate	(2,994)	—	(8,507)	—
Loss on disposals of investment in real estate	—	(2,876)	—	(2,876)

Operating income	20,079	18,976	27,834	34,369

Interest expense, net	(8,178)	(7,620)	(16,294)	(15,118)
Loss on derivatives	—	(14)	—	(53)

Income before income tax expense	11,901	11,342	11,540	19,198

Income tax expense	(1,679)	(1,925)	(72)	(202)

Net income	10,222	9,417	11,468	18,996

Series A Preferred Stock dividends declared	(2,411)	(2,411)	(4,821)	(4,821)

Net income available for common stockholders	$7,811	$7,006	$6,647	$14,175

Basic and diluted net income per common share
Total basic and diluted net income per common share available to common stockholders	$78,110.00	$70,060.00	$66,470.00	$141,750.00

Dividends declared per common share	$100,000.00	$90,000.00	$190,000.00	$90,000.00

Weighted average common shares outstanding - basic and diluted	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$11,468	$18,996

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20,349	15,709
Impairment of investment in real estate	8,507	—
Loss on disposals of investment in real estate	—	2,876
Fair value adjustment of interest rate cap	—	53
Amortization of deferred financing costs	2,520	2,507
Other non-cash expenses, net	(15)	(15)
Changes in operating assets and liabilities:
(Increase) decrease in cash restricted for operating expenses	(4,013)	4,527
Increase in due to/from third party managers, net	(1,248)	(4,253)
Decrease in insurance receivable	1,165	—
Increase in prepaid expenses and other assets	(3,073)	(1,720)
Decrease in accounts payable and accrued expenses	(1,055)	(838)
Increase in other liabilities	580	—

Net cash provided by operating activities	35,185	37,842

Cash flows from investing activities:
Capital improvements	(21,528)	(38,589)
Property insurance proceeds	307	194
(Increase) decrease in cash restricted for property improvements	(117)	25,898

Net cash used in investing activities	(21,338)	(12,497)

Cash flows from financing activities:
Payments of mortgage debt	(218)	(209)
Dividends paid to Series A Preferred shareholders	(4,821)	(4,821)
Dividends paid to common shareholders	(19,000)	(9,000)

Net cash used in financing activities	(24,039)	(14,030)

Net (decrease) increase in cash and cash equivalents	(10,192)	11,315

Cash and cash equivalents, beginning of period	29,137	22,776

Cash and cash equivalents, end of period	$18,945	$34,091

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$13,986	$12,909
Taxes paid	$1,410	$1,531
Accrued capital improvements	$1,890	$2,885
Accrued 7% Series A Preferred Stock dividends	$2,411	$2,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of June 30, 2016, the Company owned 62 hotels located in 18 states with an aggregate of 7,346 rooms.

2. Summary of Significant Accounting Policies

Principles of Consolidation – The unaudited condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these condensed consolidated financial statements. Operating results for the interim periods herein are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Use of Estimates – The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications – Certain expense amounts in the 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 presentation. Certain hotel telecommunication and information systems expenses in the condensed consolidated statements of operations are now included within hotel administrative expense. These reclassifications had no effect on previously reported operating income.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash in banks. Cash equivalents consist of investments with original maturities of three months or less at acquisition. The Company has deposits in excess of $250,000 within single financial institutions that are not insured by the Federal Deposit Insurance Corporation. The Company believes it mitigates this risk by depositing with major financial institutions.

Restricted Cash – Restricted cash consists of deposits held in escrow for the payment of certain required repairs, capital improvements and property taxes pursuant to the terms of the Company’s mortgages payable, as well as a repairs and improvements reserve required by the Marriott International, Inc. or its affiliates (“Marriott”) management agreements. The Company’s policy is to present changes in restricted cash attributable to property taxes as a component of operating cash flows and changes in restricted cash attributable to repairs and capital improvements as a component of investing cash flows in the condensed consolidated statements of cash flows.

Due from Third Party Managers, net – Due from third party managers, net, represents the net working capital advanced to and held by the hotel management companies for operation of the hotels.

Due to Third Party Managers, net – Due to third party managers, net, represents management fees due in excess of the net working capital advanced to and held by the hotel management companies for operation of the hotels.

Investment in Real Estate and Related Depreciation – Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful life of the real estate asset. Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, 10 years for land and building improvements and three to seven years for furniture and equipment.

Impairment of Investment in Real Estate – The Company periodically assesses whether there are any indicators that the value of real estate assets may be impaired. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly quantitative analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s current period actual and forecasted occupancy and revenue per available room (“RevPAR”) compared to the prior period.

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

During the six months ended June 30, 2016, the Company executed a letter of intent to sell the Hilton Garden Inn – Fredericksburg, Virginia property, which may result in the disposition of the property prior to its previously estimated useful life. As a result, a test for impairment of the property was performed with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property in April 2016. The test resulted in a non-cash impairment of investment in real estate of $5.5 million for the six months ended June 30, 2016.

Prior to June 30, 2016, the Company executed a letter of intent to sell the Marriott – Boulder, Colorado property, which may result in the disposition of the property prior to its previously estimated useful life. As a result, a test for impairment of the property was performed at June 30, 2016 with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property in June 2016. The test resulted in a non-cash impairment of investment in real estate of $3.0 million for the six months ended June 30, 2016. The Marriott – Boulder, Colorado property was subsequently sold on August 9, 2016. The Company received estimated net proceeds of $60.8 million, and as part of the sale, the Company repaid $43.2 million of the related mortgage payable.

No other triggering events have occurred to indicate that the asset carrying values are not recoverable as of June 30, 2016.

Goodwill – Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations, and is characterized by intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, goodwill is not amortized, but instead reviewed for impairment at least annually. The Company performs its annual testing for impairment of goodwill during the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present. The impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step is a comparison of the fair value of the reporting unit, determined using an income approach and validated by a market approach, to its carrying amount. If the carrying amount exceeds the fair value, the second step quantifies any impairment write-down by comparing the current implied value of goodwill to the recorded goodwill balance. There was no impairment of goodwill for any of the periods presented.

Revenue Recognition – Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.

Sales and Marketing Costs – Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Income Taxes – The Company made an election, through the filing of Form 1120-REIT for 2012, to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the Company’s short taxable year ended December 31, 2012. In order to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its shareholders, subject to certain adjustments and excluding any net capital gain. The Company’s taxable REIT income and dividend requirements to maintain REIT status are determined on an annual basis. The Company intends to adhere to these requirements to qualify for REIT status, and assuming it does qualify for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s shareholder. Dividends paid in excess of REIT taxable income for the year will generally not be taxable to the common stockholder. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes.

Valuation of Deferred Tax Assets – A valuation allowance for deferred tax assets is provided when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in performing this assessment.

Income per Common Share – Basic income per common share is computed based upon the weighted average number of shares outstanding during the period, after giving effect to the 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) dividends declared during the period. There were no potential dilutive shares during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

Segment Information – The Company derives revenues and cash flows from its hotel portfolio. Hotel portfolio financial information is analyzed for purposes of assessing performance and allocating resources. Therefore, the Company has one operating segment consisting of its hotel portfolio.

New Accounting Pronouncements – The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30) on January 1, 2016. ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. These costs continue to be amortized into interest expense. In order to conform to the current period presentation, approximately $4.8 million of debt issuance costs, which were previously presented within deferred financing costs, net, in the condensed consolidated balance sheet at December 31, 2015, have been reclassified to be presented as a direct deduction of mortgages payable.

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

3. Investment in Real Estate, net

Investment in real estate, net as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Land and Improvements	$153,927	$154,855
Building and Improvements	840,091	835,335
Furniture, Fixtures and Equipment	55,796	49,020
Construction in Progress	14,417	21,345

	1,064,231	1,060,555
Less: Accumulated Depreciation	(89,653)	(73,915)

Investment in Real Estate, net	$974,578	$986,640

4. Mortgages Payable

Mortgages payable as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Mortgages payable before unamortized deferred financing costs	$846,814	$847,032
Unamortized deferred financing costs	(2,243)	(4,763)

Mortgages payable	$844,571	$842,269

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

Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the Loan. Deferred financing costs were $2.2 million and $4.8 million as of June 30, 2016 and December 31, 2015, respectively, and are presented as a direct deduction of mortgages payable on the condensed consolidated balance sheets. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt. Amortization of deferred financing costs totaled $1.3 million and $2.5 million for each of the three and six months ended June 30, 2016 and 2015, respectively, and are included in interest expense in the condensed consolidated statements of operations.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $16.8 million and $17.0 million as of June 30, 2016 and December 31, 2015, respectively, and is included in mortgages payable in the condensed consolidated balance sheets.

Future scheduled principal payments of debt obligations (assuming exercise of first extension option under the Loan Agreement) as of June 30, 2016 are as follows (in thousands):

2016 (remaining months)	$222
2017	830,464
2018	487
2019	510
2020	534
Thereafter	14,597

Total	$846,814

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

	June 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial liabilities not measured at fair value:
Mortgages payable	$846,814	$847,173	$847,032	$846,684

Mortgages payable – For fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The estimated fair value of the mortgages payable in the table above includes the estimated fair value of the mortgage loan secured by the Company’s Fort Worth, Texas Residence Inn property, and the Company’s carrying value of the Loan. The fair value of the Loan cannot be reasonably estimated because it is not readily determinable without undue cost.

Impairment of investment in real estate – The impairment determinations for both the Hilton Garden Inn – Fredericksburg, Virginia property and Marriott – Boulder, Colorado property during the six months ended June 30, 2016 described in Note 2 were based on Level 2 fair value measurements.

6. Commitments and Contingencies

Insurance – The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where we believe such coverage is warranted or required under the terms of the Loan. On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. Insurance receivable related to fiscal year 2015 property insurance claims totaled $5.3 million and $6.5 million as of June 30, 2016 and December 31, 2015, respectively. The Company collected $1.1 million and $1.2 million of the insurance receivable during the three and six months ended June 30, 2016, respectively. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with the Company’s insurance providers. As of June 30, 2016, the total estimated insurance recoveries are probable, and the collectability of the insurance receivable at June 30, 2016 is reasonably assured.

Litigation – The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the

Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.

Franchise Agreements – As of June 30, 2016, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements – As of June 30, 2016, each of the Company’s 62 hotels were operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western Hospitality (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. The agreements have remaining terms generally ranging from less than one to 18 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels.

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

Ground Leases – As of June 30, 2016, four of the Company’s hotel properties had ground leases with remaining terms ranging from two to eight years, which may be extended at the Company’s election. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 17 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining two leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses totaled $0.1 million for each of the three and six months ended June 30, 2016 and 2015, respectively, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to June 30, 2016 and thereafter are as follows (in thousands):

2016 (remaining months)	$137
2017	240
2018	206
2019	206
2020	144
Thereafter	281

Total	$1,214

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

On September 30, 2013, BRE Holdings purchased approximately 2.0 million shares of the Series A Preferred Stock for $1.30 per share as part of a tender offer extended to all shareholders. As of June 30, 2016, BRE Holdings owned approximately 1.5 million shares of the Series A Preferred Stock due to the redemption.

On March 23, 2016, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 15, 2016 to shareholders of record on April 1, 2016. On May 23, 2016, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on July 15, 2016 to shareholders of record on July 1, 2016. As of June 30, 2016, the Company accrued $2.4 million for this dividend, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

8. Shareholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At June 30, 2016 and December 31, 2015, there were 100 shares of common stock issued and outstanding.

On February 16, 2016, the Board of Directors of the Company declared a dividend on its common stock of $90,000 per share, which was paid on February 17, 2016. On May 10, 2016, the Board of Directors of the Company declared a dividend on its common stock of $100,000 per share, which was paid on May 11, 2016.

9. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three months ended June 30, 2016 and 2015, the Company recorded $1.7 million and $1.9 million of income tax expense, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded $0.1 million and $0.2 million of income tax expense, respectively. The income tax expense for the three and six months ended June 30, 2016 and 2015 is comprised of federal and state income taxes. The income tax expense for the six months ended June 30, 2016 includes a discrete income tax benefit of $0.1 million due to the contribution of certain investments in real estate from the REIT to a TRS during the period.

10. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 27 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company, common stockholders, or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $4.6 million of franchise fees, marketing fees and other expenses during both the three months ended June 30, 2016 and 2015, respectively, under agreements with Hilton or its subsidiaries. The Company incurred $8.4 million and $8.5 million of franchise fees, marketing fees and other expenses during the six months ended June 30, 2016 and 2015, respectively, under agreements with Hilton or its subsidiaries. In addition, the Company uses Hilton to procure select capital improvements for its hotels. Under this arrangement, the Company paid Hilton $0.3 million during the three months ended June 30, 2015 and $3.1 million during the six months ended June 30, 2015. No amounts were paid to Hilton during the three or six months ended June 30, 2016 and no amounts were outstanding to Hilton as of June 30, 2016 or December 31, 2015.

A management company provides services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $0.5 million and $0.3 million to this management company during the three months ended June 30, 2016 and 2015, respectively, and $1.0 million and $0.8 million during the six months ended June 30, 2016 and 2015, respectively. In addition, the Company owed this management company $0 and $0.1 million as of June 30, 2016 and December 31, 2015, respectively, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

Overview

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. On May 14, 2013, we completed the acquisition of Apple Six (the “Merger”) pursuant to the Merger Agreement, by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us. As of June 30, 2016, we owned 62 hotels located in 18 states with an aggregate of 7,346 rooms.

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

Hotels Owned

The following table summarizes the location, brand, manager and number of rooms for each of the 62 hotels the Company owned at June 30, 2016, all of which were acquired on May 14, 2013 in connection with the Merger.

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

Executive Summary

Our hotel portfolio experienced continued improvement in revenues in the three and six months ended June 30, 2016 as compared to the same period in the prior year. For the three months ended June 30, 2016, operating income improved moderately as the revenue gains from higher ADR offset the increased depreciation expense for the quarter. For the six months ended June 30, 2016, operating income decreased primarily due to impairment of investment in real estate recorded for two of our hotels. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We believe the remainder of 2016 will offer moderate growth for both the hotel industry and our portfolio because of the continued expected increased demand versus available supply. In addition, the renovation plan we started in 2014 for many of our hotels remains ongoing in 2016. The resulting property improvements are expected to further improve our financial results through increased ADR at our properties.

On June 5, 2015, we evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. For the year ended December 31, 2015, we recorded a total estimated loss due to property damage of $1.7 million, net of estimated property insurance recoveries of $8.6 million for this hotel and three other properties in Texas also impacted by the May 2015 flooding but which did not result in the temporary closures of these properties. Insurance receivable related to fiscal year 2015 property insurance claims totaled $5.3 million and $6.5 million as of June 30, 2016 and December 31, 2015, respectively. We collected $1.1 million and $1.2 million of the insurance receivable during the three and six months ended June 30, 2016. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with our insurance providers.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (in thousands):

	Three Months		Three Months
	Ended	Percent of	Ended	Percent of
	June 30, 2016	Revenue	June 30, 2015	Revenue
Total hotel revenue	79,380	100%	$76,145	100%
Hotel operating expenses	41,282	52%	40,727	53%
Taxes, insurance and other expense	3,907	5%	3,742	5%
General and administrative expense	1,375	2%	1,400	2%
Depreciation	9,743		8,424

Impairment of investment in real estate	2,994		—

Loss on disposals of investment in real estate	—		2,876
Interest expense, net	8,178		7,620

Loss on derivatives	—		14
Income tax expense	1,679		1,925

	Six Months		Six Months
	Ended	Percent of	Ended	Percent of
	June 30, 2016	Revenue	June 30, 2015	Revenue
Total hotel revenue	$145,906	100%	$139,623	100%
Hotel operating expenses	79,147	54%	77,057	55%
Taxes, insurance and other expense	7,519	5%	7,447	5%
General and administrative expense	2,550	2%	2,165	2%
Depreciation	20,349		15,709

Impairment of investment in real estate	8,507		—

Loss on disposals of investment in real estate	—		2,876
Interest expense, net	16,294		15,118

Loss on derivatives	—		53
Income tax expense	72		202

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended June 30, 2016 and 2015, we had total hotel revenue of $79.4 million and $76.1 million, respectively. For the six months ended June 30, 2016 and 2015, we had total hotel revenue of $145.9 million and $139.6 million, respectively. For the three months ended June 30, 2016 and 2015, the hotels achieved occupancy of 79.6% and 79.5%, ADR of $139.27 and $135.27 and RevPAR of $110.88 and $107.50, respectively. For the six months ended June 30, 2016 and 2015, the hotels achieved occupancy of 75.6% and 75.2%, ADR of $134.88 and $131.18 and RevPAR of $101.96 and $98.63, respectively.

For the three months ended June 30, 2016 compared to the same period in the prior year, the increase in hotel revenues was driven by a 3.0% increase in ADR as occupancy remained flat. For the six months ended June 30, 2016 compared to the same period in the prior year, the increase in hotel revenues was driven by a 2.8% increase in ADR along with a 0.5% increase in occupancy. The ADR increase was due to our ability to increase rates, in particular at our newly renovated properties, along with overall strong demand within the upscale limited service segment of the industry.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended June 30, 2016 and 2015, hotel operating expenses totaled $41.3 million and $40.7 million, respectively, representing, 52% and 53%, respectively, of total hotel revenue. For the six months ended June 30, 2016 and 2015, hotel operating expenses totaled $79.1 million and $77.1 million, respectively, representing, 54% and 55%, respectively, of total hotel revenue. Results for the three and six months ended

June 30, 2016 reflect the impact of the increases in revenues and our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. We have implemented wide scale water efficiency and energy savings projects at many of our properties within the last year, which has resulted in lower utility expenses. Although operating expenses will increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the three months ended June 30, 2016 and 2015 were $3.9 million and $3.7 million, or 5% and 5% of total hotel revenue, respectively. Taxes, insurance, and other expenses for the six months ended June 30, 2016 and 2015 were $7.5 million and $7.4 million, or 5% and 5% of total hotel revenue, respectively. We continued to experience increases in property taxes in 2016 as the economy has continued to improve, and localities reassessed property values accordingly.

General and administrative expense for both the three months ended June 30, 2016 and 2015 was $1.4 million, or 2% of total hotel revenue, respectively. General and administrative expense for the six months ended June 30, 2016 and 2015 was $2.6 million and $2.2 million, or 2% and 2% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses. The increase in 2016 compared to 2015 was due to higher advisory and legal fees.

Depreciation expense for the three months ended June 30, 2016 and 2015 was $9.7 million and $8.4 million, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $20.3 million and $15.7 million, respectively. The increase in 2016 compared to 2015 was due to the increased renovation activity in 2014 and 2015 at our hotels, and resulting higher levels of fixed assets is expected to increase depreciation expense for the foreseeable future.

Interest expense, net for the three months ended June 30, 2016 and 2015 was $8.2 million and $7.6 million, respectively. Interest expense, net for the six months ended June 30, 2016 and 2015 was $16.3 million and $15.1 million, respectively. The increase was due to the increase in LIBOR in 2016 compared to the prior year. We capitalized interest of $0.1 million in both the three months ended June 30, 2016 and 2015, respectively, and $0.2 million for both the six months ended June 30, 2016 and 2015, respectively, related to capital improvement projects at several of our hotels.

Operating Metrics and Non-U.S. GAAP Financial Measures

Below is a summary of our key operating metrics for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
Statistical Data	2016	2015	2016	2015
Occupancy	79.6%	79.5%	75.6%	75.2%
ADR	$139.27	$135.27	$134.88	$131.88
RevPAR	$110.88	$107.50	$101.96	$98.63
RevPAR Index	116	117	118	116

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

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income	$10,222	$9,417	$11,468	$18,996
Depreciation and amortization	9,743	8,424	20,349	15,709
Interest expense, net	8,178	7,620	16,294	15,118

Income tax expense	1,679	1,925	72	202

EBITDA	29,822	27,386	48,183	50,025

Impairment of investment in real estate	2,994	—	8,507	—
Loss on disposals of investment in real estate	—	2,876	—	2,876

Loss on derivatives	—	14	—	53

Adjusted EBITDA	$32,816	$30,276	$56,690	$52,954

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

Net cash flows provided by operating activities for the six months ended June 30, 2016 declined by $2.7 million compared to the six months ended June 30, 2015, primarily due to an increase in cash restricted for operating expenses due to the timing of operational funding to our third party managers during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Net cash flows used in investing activities for the six months ended June 30, 2016 increased by $8.8 million compared to the six months ended June 30, 2015, due to a greater share of capital improvements funded from cash restricted for property improvements in the six months ended June 30, 2015 compared to the six months ended June 30, 2016. Net cash used in financing activities for the six months ended June 30, 2016 increased by $10.0 million compared to the six months ended June 30, 2015, due to increased dividends on our common stock paid during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

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

As of June 30, 2016, we had $844.6 million in mortgages payable, comprised of $830.0 million under the Loan, which is secured by 61 of our 62 properties, and $16.8 million is secured by the Fort Worth, Texas Residence Inn property, offset by $2.2 million in deferred financing costs, net. In conjunction with the sale of the Marriott – Boulder, Colorado on August 9, 2016, we repaid $43.2 million of the Loan.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, at closing we were required to make a one-time deposit $26.0 million into a restricted cash account which was used to fund a portion of our 2015 capital expenditures. In addition, we must deposit monthly in a lender escrow an amount equal to the sum of 4% to 5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $21.5 million in capital improvements in the first half of this year, and expect to spend an additional $20.0 million on capital improvements during the remainder of this year.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our stockholders. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2015, dividends on our common stock were paid in May, August and December. On February 17, 2016, we paid a dividend on our common stock of $90,000 per share. On May 11, 2016, we paid a dividend on our common stock of $100,000 per share. Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

In 2015, dividends on the Series A Preferred Stock were paid in January, April, July, and October. On January 15, 2016, we paid a dividend on our Series A Preferred Stock of $0.0333 per share to shareholders of record on January 1, 2016. On March 23, 2016, our Board of Directors declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on April 15, 2016 to shareholders of record on April 1, 2016. On May 23, 2016, our Board of Directors declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on July 15, 2016 to shareholders of record on July 1, 2016. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosure publicly filed by NCR Corporation, which may be considered an affiliate of The Blackstone Group L.P. and, therefore, the Company’s affiliate.

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1 31.2

Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Section 13(r) Disclosure. *

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. *

*	Filed herewith
**	Furnished herewith

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

BRE SELECT HOTELS CORP

Date: August 10, 2016	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director
(Principal Executive Officer)

Date: August 10, 2016	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President and Managing Director
(Principal Financial Officer and Principal Accounting Officer)