Form 10-Q
period 2016-09-30
BRE Select Hotels Corp
filed 2016-11-14
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at November 14, 2016

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate, net of accumulated depreciation of $92,733 and $73,915, respectively	$909,895	$986,640
Cash and cash equivalents	27,461	29,137
Restricted cash	8,285	6,171
Due from third party managers, net	8,054	4,961
Insurance receivable	5,067	6,496
Prepaid expenses	2,411	1,729
Goodwill	116,470	126,377
Other assets	4,497	791

TOTAL ASSETS	$1,082,140	$1,162,302

LIABILITIES
Accounts payable and accrued expenses	15,902	14,852
Due to third party managers, net	73	1,149
Mortgages payable	792,345	842,269
Other liabilities	145	—

TOTAL LIABILITIES	808,465	858,270
Commitments and contingencies (Note 7)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 72,382,848 issued and outstanding at September 30, 2016 and December 31, 2015	137,160	137,160
SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	136,515	166,872

TOTAL SHAREHOLDER’S EQUITY	136,515	166,872

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,082,140	$1,162,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Room revenue	$75,376	$77,135	$211,688	$207,922
Other revenue	4,509	4,991	14,103	13,827

Total revenue	79,885	82,126	225,791	221,749
EXPENSES
Operating expense	17,317	17,659	50,173	49,884
Hotel administrative expense	6,835	6,828	20,154	19,594
Sales and marketing	5,924	6,083	17,297	16,860
Utilities	2,584	2,741	6,919	7,396
Repair and maintenance	2,742	2,723	8,259	8,115
Franchise fees	3,697	3,815	10,451	10,293
Management fees	2,732	2,749	7,725	7,513
Taxes, insurance and other	4,249	3,970	11,768	11,417
General and administrative	1,438	1,214	3,988	3,379
Depreciation expense	9,160	8,658	29,509	24,367

Total expenses	56,678	56,440	166,243	158,818

Impairment of investment in real estate	—	—	(8,507)	—
Loss on sale of hotel properties	(2,342)	—	(2,342)	—
Loss on disposals of investment in real estate	—	(1,506)	—	(4,382)
Operating income	20,865	24,180	48,699	58,549
Interest expense, net	(8,203)	(7,771)	(24,497)	(22,889)
Loss on derivatives	—	(4)	—	(57)

Income before income tax expense	12,662	16,405	24,202	35,603
Income tax expense	(2,256)	(3,473)	(2,328)	(3,675)

Net income	10,406	12,932	21,874	31,928
Series A Preferred Stock dividends declared	(2,410)	(2,410)	(7,231)	(7,231)

Net income available for common stockholders	$7,996	$10,522	$14,643	$24,697

Basic and diluted net income per common share
Total basic and diluted net income per common share available to common stockholders	$79,960.00	$105,220.00	$146,430.00	$246,970.00

Dividends declared per common share	$260,000.00	$190,000.00	$450,000.00	$280,000.00
Weighted average common shares outstanding—basic and diluted	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$21,874	$31,928
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	29,509	24,367
Impairment of investment in real estate	8,507	—
Loss on sale of hotel properties	2,342	—
Loss on disposals of investment in real estate	—	4,382
Fair value adjustment of interest rate cap	—	57
Amortization of deferred financing costs	3,794	3,780
Other non-cash expenses, net	(22)	(22)
Changes in operating assets and liabilities:
(Increase) decrease in cash restricted for operating expenses	(1,751)	4,981
Increase in due to/from third party managers, net	(4,169)	(3,599)
Decrease in insurance receivable	1,429	—
Increase in prepaid expenses and other assets	(4,651)	(572)
Increase in accounts payable and accrued expenses	3,888	3,494
Increase in other liabilities	145	—

Net cash provided by operating activities	60,895	68,796
Cash flows from investing activities:
Capital improvements	(31,060)	(49,853)
Proceeds from sale of assets	74,557	—
Property insurance proceeds	329	201
(Increase) decrease in cash restricted for property improvements	(363)	26,847

Net cash provided by (used in) investing activities	43,463	(22,805)
Cash flows from financing activities:
Payments of mortgage debt	(53,803)	(313)
Dividends paid to Series A Preferred shareholders	(7,231)	(7,231)
Dividends paid to common shareholders	(45,000)	(28,000)

Net cash used in financing activities	(106,034)	(35,544)
Net (decrease) increase in cash and cash equivalents	(1,676)	10,447
Cash and cash equivalents, beginning of period	29,137	22,776

Cash and cash equivalents, end of period	$27,461	$33,223

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$21,056	$19,469
Taxes paid	$2,753	$2,136
Accrued capital improvements	$3,808	$4,733
Accrued 7% Series A Preferred Stock dividends	$2,410	$2,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of September 30, 2016, the Company owned 60 hotels located in 17 states with an aggregate of 7,041 rooms.

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

Investment in Real Estate and Related Depreciation – Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful life of the real estate asset. Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, 10 to 15 years for land and building improvements, and three to seven years for furniture and equipment.

Impairment of Investment in Real Estate – The Company periodically assesses whether there are any indicators that the value of real estate assets may be impaired. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Indicators of impairment include: (1) a property with current or potential losses from operations, (2) when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life, or (3) when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly quantitative analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s current period actual and forecasted occupancy and revenue per available room (“RevPAR”) compared to the prior period.

If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and in such instances an impairment loss may be recorded. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future undiscounted net cash flow expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. Fair value is determined by using management’s best estimate of the discounted net cash flows over the remaining useful life of the asset, or other indicators of fair value.

During the first quarter of 2016, the Company executed a letter of intent to sell the Hilton Garden Inn – Fredericksburg, Virginia property. As a result, a test for impairment of the property was performed during the first quarter with fair value determined, in part, based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property in April 2016. The test resulted in a non-cash impairment of investment in real estate of $5.5 million for the first quarter. The Hilton Garden Inn – Fredericksburg, Virginia property was subsequently sold in August 2016. The Company received net proceeds of $15.2 million and, as part of the sale, the Company repaid $10.3 million of the related mortgage payable.

During the second quarter of 2016, the Company executed a letter of intent to sell the Marriott – Boulder, Colorado property. As a result, a test for impairment of the property was performed during the second quarter with fair value determined, in part, based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property in June 2016. The test resulted in a non-cash impairment of investment in real estate of $3.0 million for the second quarter. The Marriott – Boulder, Colorado property was subsequently sold in August 2016. The Company received net proceeds of $59.3 million and, as part of the sale, the Company repaid $43.2 million of the related mortgage payable.

The Company has not identified any other triggering events to indicate that the asset carrying values are not recoverable as of September 30, 2016.

Goodwill – Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations, and is characterized by intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, goodwill is not amortized, but instead reviewed for impairment at least annually. The Company performs its annual testing for impairment of goodwill during the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present. The impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step is a comparison of the fair value of the reporting unit, determined using an income approach and validated by a market approach, to its carrying amount. If the carrying amount exceeds the fair value, the second step quantifies any impairment loss by comparing the current implied value of goodwill to the recorded goodwill balance. There was no impairment of goodwill for any of the periods presented.

The following is a summary of goodwill activity for the nine months ended September 30, 2016 and 2015 (in thousands). The change represents the goodwill amounts allocated at the Acquisition Date to the Hilton Garden Inn – Fredericksburg, Virginia and Marriott – Boulder, Colorado hotel properties which were sold in August 2016, and is in included within the determination of loss on sale of hotel properties presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016.

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$126,377	$126,377
Allocated to sale of hotel properties	(9,907)	—

Ending balance	$116,470	$126,377

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. The Company will be required to apply the provisions of ASU 2016-15 for accounting periods beginning after December 15, 2017 and for interim periods within those fiscal years. Earlier application is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to waiting until the asset is sold to an outside party. The Company will be required to apply the provisions of ASU 2016-16 for accounting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. Earlier application is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

3. Investment in Real Estate, net

Investment in real estate, net as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Land and Improvements	$146,220	$154,855
Building and Improvements	778,833	835,335
Furniture, Fixtures and Equipment	55,444	49,020
Construction in Progress	22,131	21,345

	1,002,628	1,060,555
Less: Accumulated Depreciation	(92,733)	(73,915)

Investment in Real Estate, net	$909,895	$986,640

4. Sale of Hotel Properties

During the nine months ended September 30, 2016, the Company sold two hotels as summarized below (in thousands):

Hotel	Proceeds	Loss
Marriott—Boulder, Colorado	$59,349	($1,505)
Hilton Garden Inn—Fredericksburg, Virginia	15,208	(837)

Total	$74,557	($2,342)

The Company received proceeds of $74.6 million, which are net of setting costs of $2.4 million. The loss on sale of hotel properties in the condensed consolidated statements of operations of $2.3 million includes $0.1 million of deferred financing costs allocated to the hotel properties sold.

5. Mortgages Payable

Mortgages payable as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Mortgages payable before unamortized deferred financing costs	$793,229	$847,032
Unamortized deferred financing costs	(884)	(4,763)

Mortgages payable	$792,345	$842,269

On December 3, 2014, certain indirect wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a loan agreement (the “Loan Agreement”) with commercial lenders (collectively, the “Lenders”), pursuant to which the Borrowers obtained an $830 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 59 of the 60 properties owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account.

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

The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.80%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $830 million, a termination date of December 9, 2016 and a strike rate of 4.50%. The Loan is scheduled to mature on December 9, 2016, with an option for the Borrowers to extend the initial term for three one-year extension terms, subject to certain conditions. The Company notified the Lenders in October 2016 that it has exercised the first of three one-year extensions permissible per the Loan Agreement, to extend the maturity date of the Loan to December 9, 2017. The Loan is not subject to any mandatory principal amortization.

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

Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the Loan. Deferred financing costs were $0.9 million and $4.8 million as of September 30, 2016 and December 31, 2015, respectively, and are presented as a direct deduction of mortgages payable on the condensed consolidated balance sheets. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $16.7 million and $17.0 million as of September 30, 2016 and December 31, 2015, respectively, and is included in mortgages payable in the condensed consolidated balance sheets.

Components of interest expense for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Mortgage debt	$7,020	$6,567	$20,971	$19,410
Amortization of deferred financing costs	1,274	1,274	3,794	3,780
Capitalized interest	(91)	(70)	(268)	(301)

Total interest expense, net	$8,203	$7,771	$24,497	$22,889

Future scheduled principal payments of debt obligations (assuming exercise of first extension option under the Loan Agreement) as of September 30, 2016 are as follows (in thousands):

2016 (remaining months)	$113
2017	776,989
2018	487
2019	510
2020	533
Thereafter	14,597

Total	$793,229

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

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities not measured at fair value:
Mortgages payable	$793,229	$793,516	$847,032	$846,684

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

Impairment of investment in real estate – The impairment determinations for both the Hilton Garden Inn – Fredericksburg, Virginia property and Marriott – Boulder, Colorado property during the nine months ended September 30, 2016 described in Note 2 were based on Level 2 fair value measurements.

7. Commitments and Contingencies

Insurance – The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where we believe such coverage is warranted or required under the terms of the Loan. On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. Insurance receivable related to fiscal year 2015 property insurance claims totaled $5.1 million and $6.5 million as of September 30, 2016 and December 31, 2015, respectively. The Company collected $0.2 million and $1.4 million of the insurance receivable during the three and nine months ended September 30, 2016, respectively. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with the Company’s insurance providers. As of September 30, 2016, the total estimated insurance recoveries are probable, and the collectability of the insurance receivable at September 30, 2016 is reasonably assured.

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

Franchise Agreements – As of September 30, 2016, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements – As of September 30, 2016, each of the Company’s 60 hotels were operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western Hospitality (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. The agreements have remaining terms generally ranging from less than one to 18 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels.

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

Ground Leases – As of September 30, 2016, four of the Company’s hotel properties had ground leases with remaining terms ranging from two to eight years, which may be extended at the Company’s election. Two properties, the Courtyard in Tuscaloosa, Alabama and the Fairfield Inn in Tuscaloosa, Alabama, are leased to the Company pursuant to a single ground lease. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 17 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Each of the remaining two leases has the option for the Company to extend the lease. The Residence Inn in Portland, Oregon has a lease for parking space which is included in the table below. Ground lease expenses totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2016 and 2015, respectively, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to September 30, 2016 and thereafter are as follows (in thousands):

2016 (remaining months)	$69
2017	240
2018	206
2019	206
2020	144
Thereafter	281

Total	$1,146

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

On September 30, 2013, BRE Holdings purchased approximately 2.0 million shares of the Series A Preferred Stock for $1.30 per share as part of a tender offer extended to all shareholders. As of September 30, 2016, BRE Holdings owned approximately 1.5 million shares of the Series A Preferred Stock due to the redemption.

On March 23, 2016, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 15, 2016 to shareholders of record on April 1, 2016. On June 23, 2016, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on July 15, 2016 to shareholders of record on July 1, 2016. On September 23, 2016, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on October 17, 2016 to shareholders of record on October 1, 2016. As of September 30, 2016, the Company accrued $2.4 million for this dividend, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

9. Shareholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At September 30, 2016 and December 31, 2015, there were 100 shares of common stock issued and outstanding.

On February 16, 2016, the Board of Directors of the Company declared a dividend on its common stock of $90,000 per share, which was paid on February 17, 2016. On May 10, 2016, the Board of Directors of the Company declared a dividend on its common stock of $100,000 per share, which was paid on May 11, 2016. On August 10, 2016, the Board of Directors of the Company declared a dividend on its common stock of $110,000 per share, which was paid on August 11, 2016. On September 19, 2016, the Board of Directors of the Company declared a dividend on its common stock of $150,000 per share, which was paid on September 20, 2016.

10. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three months ended September 30, 2016 and 2015, the Company recorded $2.3 million and $3.5 million of income tax expense, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded $2.3 million and $3.7 million of income tax expense, respectively. The income tax expense for the three and nine months ended September 30, 2016 and 2015 is comprised of federal and state income taxes. The income tax expense for the three and nine months ended September 30, 2016 includes a discrete income tax benefit of $1.2 million and $1.3 million, respectively, due to the contributions of certain investments in real estate from the REIT to certain TRS during the periods.

11. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company, common stockholders, or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $5.0 million and $5.8 million of franchise fees, marketing fees and other expenses during the three months ended September 30, 2016 and 2015, respectively, under agreements with Hilton or its subsidiaries. The Company incurred $13.4 million and $14.3 million of franchise fees, marketing fees and other expenses during the nine months ended September 30, 2016 and 2015, respectively, under agreements with Hilton or its subsidiaries. In addition, the Company uses Hilton to procure select capital improvements for its hotels. Under this arrangement, the Company paid Hilton $0.3 million during the three months ended September 30, 2015 and $3.4 million during the nine months ended September 30, 2015. No amounts were paid to Hilton during the three or nine months ended September 30, 2016 and no amounts were outstanding to Hilton as of September 30, 2016 or December 31, 2015.

A management company provides services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $0.5 million and $0.8 million to this management company during the three months ended September 30, 2016 and 2015, respectively, and $1.5 million and $1.6 million during the nine months ended September 30, 2016 and 2015, respectively. In addition, the Company owed this management company $0 and $0.1 million as of September 30, 2016 and December 31, 2015, respectively, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

Overview

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. On May 14, 2013, we completed the acquisition of Apple Six (the “Merger”) pursuant to the Merger Agreement, by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us. As of September 30, 2016, we owned 60 hotels located in 17 states with an aggregate of 7,041 rooms.

Our strategy is to own primarily premium branded select service hotels, concentrated in markets that offer multiple demand generators and high barriers to entry. We believe that premium branded select service hotels offer attractive returns in their ability to generate high RevPAR levels, combined with an efficient operating model to control costs and generate positive cash flows. All 60 of our hotel properties are Hilton or Marriott branded properties.

We actively monitor the profitability of our properties and aim to maximize shareholder value by evaluating opportunities to acquire or dispose of properties. As such, the composition and size of our hotel portfolio may change materially over time.

We are cautiously optimistic that both the hotel industry and our portfolio will achieve moderate growth in the upcoming quarters, due to forecasted growth in the U.S. economy along with continued expected increased demand versus available supply. In addition, the renovations we started in 2014 for many of our hotels remains ongoing in 2016. The resulting property improvements are expected to further improve our financial results through increased room rates at our properties.

We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. In order to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders, subject to certain adjustments and excluding any net capital gain. In addition, as a REIT we are not permitted to operate or manage our hotels. Accordingly, all of our hotels are leased to our property-owning subsidiaries and are operated pursuant to hotel management agreements between our TRS lessees and unaffiliated third party hotel management companies as follows:

Management Company	Number of Hotels	Number of Rooms
Inn Ventures, Inc.	10	1,493
Interstate Hotels & Resorts, Inc.	10	1,134
Larry Blumberg & Associates	14	1,106
White Lodging Services Corporation	8	1,002
Texas Western Hospitality	8	965
Marriott International, Inc.	3	542
OTO Development, LLC	5	496
Sage Hospitality	2	303

Total	60	7,041

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

Recent Events

In August 2016, we sold the Marriott – Boulder, Colorado and the Hilton Garden Inn – Fredericksburg, Virginia properties (“Sold Properties”).

On June 5, 2015, we evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. For the year ended December 31, 2015, we recorded a total estimated loss due to property damage of $1.7 million, net of estimated property insurance recoveries of $8.6 million for this hotel and three other properties in Texas also impacted by the May 2015 flooding but which did not result in the temporary closures of these properties. Insurance receivable related to fiscal year 2015 property insurance claims totaled $5.1 million and $6.5 million as of September 30, 2016 and December 31, 2015, respectively. We collected $0.2 million and $1.4 million of the insurance receivable during the three and nine months ended September 30, 2016. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with our insurance providers.

Our Hotel Portfolio

As of September 30, 2016 we owned 60 hotels with an aggregate of 7,041 rooms located in 17 states. The following tables summarize the hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
Brand Affiliation	Number of Hotels	Number of Rooms
Marriott
Residence Inn	10	1,247
Courtyard	10	990
TownePlace Suites	5	645
SpringHill Suites	5	579
Marriott	1	262
Fairfield Inn	3	204

Subtotal	34	3,927
Hilton
Hilton Garden Inn	13	1,645
Hampton Inn / Hampton Inn & Suites	7	757
Homewood Suites	6	712

Subtotal	26	3,114

Total	60	7,041

Number of Hotels and Guest Rooms by State
State	Number of Hotels	Number of Rooms
Texas	10	1,247
California	9	1,078
Washington	4	692
Oregon	4	671
Florida	8	660
Alabama	6	461
Alaska	3	348
Connecticut	3	319
Colorado	2	303
Georgia	3	246
New Jersey	2	246
Pennsylvania	1	156
North Carolina	1	147
South Carolina	1	135
Tennessee	1	121
New York	1	112
Arizona	1	99

Total	60	7,041

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016	Percent of Revenue	Three Months Ended September 30, 2015	Percent of Revenue
Total hotel revenue	79,885	100%	$82,126	100%
Hotel operating expenses	41,831	52%	42,598	52%
Taxes, insurance and other expense	4,249	5%	3,970	5%
General and administrative expense	1,438	2%	1,214	1%
Depreciation	9,160		8,658
Impairment of investment in real estate	—		—
Loss on sale of hotel properties	2,342		—
Loss on disposals of investment in real estate	—		1,506
Interest expense, net	8,203		7,771
Loss on derivatives	—		4
Income tax expense	2,256		3,473

	Nine Months Ended September 30, 2016	Percent of Revenue	Nine Months Ended September 30, 2015	Percent of Revenue
Total hotel revenue	$225,791	100%	$221,749	100%
Hotel operating expenses	120,978	54%	119,655	54%
Taxes, insurance and other expense	11,768	5%	11,417	5%
General and administrative expense	3,988	2%	3,379	2%
Depreciation	29,509		24,367
Impairment of investment in real estate	8,507		—
Loss on sale of hotel properties	2,342		—
Loss on disposals of investment in real estate	—		4,382
Interest expense, net	24,497		22,889
Loss on derivatives	—		57
Income tax expense	2,328		3,675

Comparable Operating Metrics

The follow table reflects key operating metrics for our 60 hotels owned as of September 30, 2016 (“Comparable Properties”). We define Comparable Properties as the results generated by the 60 hotels owned as of the end of the reporting period.

	For the three months ended September 30,		For the nine months ended September 30,
Statistical Data	2016	2015	2016	2015
Occupancy	79.5%	80.5%	76.8%	76.8%
ADR	$142.24	$143.09	$136.79	$134.65
RevPAR	$113.07	$115.12	$105.07	$103.47
RevPAR Index	116	116	116	117

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended September 30, 2016 and 2015, we had total hotel revenue of $79.9 million and $82.1 million, respectively. The decline is largely due to $2.3 million in revenue attributable to the Sold Properties that was earned during the three months ended September 30, 2015 but not earned in 2016 due to the disposition of the Sold Properties in August 2016. For the nine months ended September 30, 2016 and 2015, we had total hotel revenue of $225.8 million and $221.7 million, respectively. The increase in revenues was largely attributable to a 1.6% increase in ADR and flat occupancy year over year at the Comparable Properties, offset by the decrease in revenue attributable to the Sold Properties as described above. The ADR increase was due to our ability to increase rates, in particular at our newly renovated properties, along with overall strong demand within the upscale limited service segment of the industry.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended September 30, 2016 and 2015, hotel operating expenses totaled $41.8 million and $42.6 million, respectively, representing, 52% of total hotel revenue for each period. For the nine months ended September 30, 2016 and 2015, hotel operating expenses totaled $121.0 million and $119.7 million, respectively, representing, 54% of total hotel revenue for each period. Results for the three and nine months ended September 30, 2016 reflect the impact of our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. We have implemented wide scale water efficiency and energy savings projects at many of our properties within the last year, which has resulted in lower utility expenses. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the three months ended September 30, 2016 and 2015 were $4.2 million and $4.0 million, respectively, or 5% of total hotel revenue for each period. Taxes, insurance, and other expenses for the nine months ended September 30, 2016 and 2015 were $11.8 million and $11.4 million, respectively, or 5% of total hotel revenue for each period. We continued to experience increases in property taxes in 2016 as the economy has continued to improve, and localities have reassessed property values accordingly.

General and administrative expense for the three months ended September 30, 2016 and 2015 was $1.4 million and $1.2 million, or 2% and 1% of total hotel revenue, respectively. General and administrative expense for the nine months ended September 30, 2016 and 2015 was $4.0 million and $3.4 million, respectively, or 2% of total hotel revenue for each period. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses. The increase in 2016 compared to 2015 was due to higher advisory and legal fees due to the contribution of certain investments in real estate from the REIT to certain TRS during the periods.

Depreciation expense for the three months ended September 30, 2016 and 2015 was $9.2 million and $8.7 million, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $29.5 million and $24.4 million, respectively. The increase in 2016 compared to 2015 was due to the increased renovation activity in 2014 and 2015 at our hotels, and resulting higher levels of fixed assets is expected to increase depreciation expense for the foreseeable future.

Interest expense, net for the three months ended September 30, 2016 and 2015 was $8.2 million and $7.8 million, respectively. Interest expense, net for the nine months ended September 30, 2016 and 2015 was $24.5 million and $22.9 million, respectively. The increase was due to the increase in LIBOR in 2016 compared to the prior year. We capitalized interest of $0.1 million in both the three months ended September 30, 2016 and 2015, and $0.3 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively, related to capital improvement projects at several of our hotels.

Non-U.S. GAAP Financial Measures

The two key non-U.S. GAAP financial measures that we use to evaluate our performance are EBITDA and Adjusted EBITDA.

EBITDA – EBITDA is defined as net income or loss excluding interest, income taxes, and depreciation and amortization. We believe EBITDA is a useful measure to evaluate operating performance between periods, as it removes the impact of our capital structure (interest expense) and asset base (depreciation and amortization) from our operating results.

Adjusted EBITDA – We further adjust EBITDA for certain additional items, including impairment of investment in real estate, extinguishment of mortgages payable and mezzanine loans, gain or loss on sale of hotel properties, loss on disposals of investments in real estate, derivatives and merger transaction costs. We believe that Adjusted EBITDA provides additional useful supplemental information about our ongoing operating performance.

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income	$10,406	$12,932	$21,874	$31,928
Depreciation and amortization	9,160	8,658	29,509	24,367
Interest expense, net	8,203	7,771	24,497	22,889
Income tax expense	2,256	3,473	2,328	3,675

EBITDA	30,025	32,834	78,208	82,859
Impairment of investment in real estate	—	—	8,507	—
Loss on sale of hotel properties	2,342	—	2,342	—
Loss on disposals of investment in real estate	—	1,506	—	4,382
Loss on derivatives	—	4	—	57

Adjusted EBITDA	$32,367	$34,344	$89,057	$87,298

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

Net cash flows provided by operating activities for the nine months ended September 30, 2016 declined by $7.9 million compared to the nine months ended September 30, 2015, primarily due to both an increase in cash restricted for operating expenses due to the timing of deposits into our lender controlled cash management account and an increase in deferred tax assets during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Net cash flows provided by (used in) investing activities for the nine months ended September 30, 2016 increased by $66.3 million compared to the nine months ended September 30, 2015, due primarily to the $74.6 million in proceeds from the Sold Properties in 2016. This increase was partially offset by less capital improvements funded from cash restricted for property improvements in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 because of a one-time deposit of $26.0 million funded into restricted cash in December 2014 in accordance with the terms of our mortgage payable, which was used to fund a portion of our 2015 capital expenditures. Net cash used in financing activities for the nine months ended September 30, 2016 increased by $70.5 million compared to the nine months ended September 30, 2015, due to repayment of $53.5 million of mortgage debt related to the Sold Properties along with increased dividends on our common stock paid during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Mortgage Loans

On December 3, 2014, certain of our indirect wholly owned subsidiaries (the “Borrowers”) with commercial lenders (collectively, the “Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained an $830 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 59 of the 60 properties owned or ground-leased by certain of our subsidiaries, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account. The Loan is scheduled to mature on December 9, 2016, and we have exercised the first of three one-year extensions permissible per the loan agreement, which will extend the maturity to December 9, 2017.

As of September 30, 2016, we had $792.3 million in mortgages payable, comprised of $776.5 million under the Loan, and $16.7 million secured by the Fort Worth, Texas Residence Inn property, offset by $0.9 million in deferred financing costs, net. In connection with the sales of the Marriott – Boulder, Colorado and Hilton Garden Inn – Fredericksburg, Virginia, we repaid $53.5 million of the Loan.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, at closing we were required to make a one-time deposit $26.0 million into a restricted cash account which was used to fund a portion of our 2015 capital expenditures. In addition, we must deposit monthly in a lender escrow an amount equal to the sum of 4% to 5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $31.1 million in capital improvements in the first nine months of this year, and expect to spend an additional $10.0 million on capital improvements during the remainder of this year.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our stockholders. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2015, dividends on our common stock were paid in May, August and December. On February 17, 2016, we paid a dividend on our common stock of $90,000 per share. On May 11, 2016, we paid a dividend on our common stock of $100,000 per share. On August 11, 2016, we paid a dividend on our common stock of $110,000 per share. On September 20, 2016, we paid a dividend on our common stock of $150,000 per share. Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

In 2015, dividends on the Series A Preferred Stock were paid in January, April, July, and October. On January 15, 2016, we paid a dividend on our Series A Preferred Stock of $0.0333 per share to shareholders of record on January 1, 2016. On March 23, 2016, our Board of Directors declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on April 15, 2016 to shareholders of record on April 1, 2016. On June 23, 2016, our Board of Directors declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on July 15, 2016 to shareholders of record on July 1, 2016. On September 23, 2016, our Board of Directors declared a dividend for the Series A Preferred Stock of $0.0333 per share, which was paid on October 15, 2016 to shareholders of record on October 1, 2016.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. *

*	Filed herewith
**	Furnished herewith

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

BRE SELECT HOTELS CORP

Date: November 14, 2016	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President and Managing Director (Principal Financial Officer and Principal Accounting Officer)