Form 10-K
period 2016-12-31
BRE Select Hotels Corp
filed 2017-03-27
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public trading market in which the Company’s shares of common stock are traded, and all shares of common stock are held by an affiliate of the Company. The number of shares of common stock outstanding as of March 27, 2017 was 100.

BRE SELECT HOTELS CORP

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites by Hilton®, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide Holdings Inc. or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted for uses other than in this paragraph but will be deemed to be included wherever the above referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “forecast” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, risks inherent in the hospitality industry; adverse national and regional economic conditions; industry competition; the Company’s dependence on third-party management companies; segment concentration; limitations in the Company’s operating agreements; the Company’s dependence on other hospitality brands; risks associated with the Company’s indebtedness; financing risks; risks related to litigation, regulatory proceedings or inquiries; changes in or interpretations of laws or regulations that impact the Company; risk related to the Company’s status as a real estate investment trust; and the factors discussed in the section entitled “Risk Factors” in this report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in Item 1A in this report. Any forward-looking statement that the Company makes herein speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Except where context suggests otherwise, the Company defines certain terms in this Annual Report on Form 10-K as follows:

•	“the Company,” “BRE Select Hotels,” “we” or “our” refer to BRE Select Hotels Corp, together with its wholly-owned subsidiaries;

•	“our hotels” refers to the 60 hotels owned by us as of December 31, 2016;

•	“Occupancy” represents the total number of hotel rooms sold in a given period divided by the number of hotel rooms available;

•	“Average Daily Rate”, or ADR, represents the average room price at a hotel or group of hotels and is computed by dividing total hotel room revenues by the total number of rooms sold in a given period; and

•	“Revenue Per Available Room”, or RevPAR, is the product of occupancy and ADR.

Item 1.	Business

Overview

We are a real estate investment trust (“REIT”) focused on the ownership of upscale, extended-stay and select-service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott, TownePlace Suites by Marriott and Marriott brands. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors, and our strategy is to own primarily premium branded select service hotels concentrated in markets that offer multiple demand generators and high barriers to entry. As of December 31, 2016, our portfolio consisted of 60 hotels, containing a total of 7,041 rooms diversified among markets in 17 states.

We are a Delaware corporation that was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six was completed on May 14, 2013.

We have elected to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our stockholders, subject to certain adjustments and excluding any net capital gain. Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our taxable REIT subsidiaries (“TRS”) lessees, and our TRS lessees retain unaffiliated third-party managers to operate our hotels pursuant to management agreements. As of December 31, 2016, the management companies engaged, and our hotels and rooms they managed, were as follows:

	Number of	Number of
Management Company	Hotels	Rooms
Inn Ventures, Inc.	10	1,493
Interstate Hotels & Resorts, Inc.	10	1,134
Larry Blumberg & Associates	14	1,106
White Lodging Services Corporation	8	1,002
Texas Western Hospitality	8	965
Marriott International, Inc.	3	542
OTO Development, LLC	5	496
Sage Hospitality	2	303

Total	60	7,041

We currently intend to adhere to the requirements to qualify for REIT status. There can be no assurance that we will qualify as a REIT for any particular year, and if we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax at corporate rates, and distributions to our stockholders would not qualify for the dividends paid deduction. This tax liability would reduce our net earnings available for distribution to our stockholders. In addition, we would generally be disqualified from treatment as a REIT for the year in which we lose our REIT status and for the four taxable years following such year.

We do not distinguish or group our operations on a geographical or other basis for purposes of measuring performance. Accordingly, we have a single reportable segment for disclosure purposes in accordance with U.S. GAAP. All of our operations and assets are located within the United States, and no single hotel comprises more than 10% of our total revenue. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions among the Company and its subsidiaries have been eliminated. Refer to Part II, Item 8 of this report, for our consolidated financial statements.

Merger. On May 14, 2013, we completed our acquisition of Apple Six, pursuant to the Agreement and Plan of Merger, dated as of November 29, 2012 by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us (the “Merger”). As a result of the Merger, we acquired 100% of the controlling interest of Apple Six. Each of Apple Six’s issued and outstanding common shares and related Series A preferred shares was exchanged for (i) $9.20 in cash and (ii) one share of our 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) with an initial liquidation preference of $1.90 per share. The Merger was funded by a net cash contribution of $214.9 million indirectly made by the Sponsor and its affiliates, Series A Preferred Stock with an aggregate initial liquidation preference of $184.4 million, and $775.0 million of debt.

Debt. In December 2016, we exercised the first of three one-year options to extend the maturity of the mortgage loan we originally obtained in December 2014. The $776.5 million loan has an interest rate equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.80%. We also have a $16.6 million loan secured by our Fort Worth, Texas Residence Inn property that matures in October 2022 and carries a fixed interest rate of 4.73%.

Business Strategy. Our primary objective is to enhance stockholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. This strategy includes utilizing our asset management expertise to improve the performance of our hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, thereby improving revenue and operating performance of each hotel in its individual market. When cost effective, we renovate our properties to increase their ability to compete in particular markets. Although there are many factors that influence profitability, including national and local economic conditions, we believe our planned renovations and strong asset management of our portfolio will increase each hotel’s performance in its individual market, although there can be no assurance of such results.

We sold two hotels during 2016 and designated six additional hotels as held for sale as of December 31, 2016. Five of the six hotels held for sale were subsequently sold during the first two months of 2017.

Hotel	Sale Date
Marriott - Boulder, Colorado	August 2016
Hilton Garden Inn - Fredericksburg, Virginia	August 2016
Fairfield Inn - Huntsville, Alabama	January 2017
TownePlace Suites - Arlington, Texas	January 2017
Springhill Suites - Clearwater, Florida	January 2017
TownePlace Suites - Las Colinas, Texas	January 2017
Courtyard - Albany, Georgia	February 2017

The sixth hotel held for sale, Springhill Suites – Arlington, Texas, is expected to be sold in March 2017.

Brand Affiliations. Our hotels operate under strong, premium brands with all of our hotels operating under relationships with Marriott International Inc. or its affiliates (“Marriott”) or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The following table sets forth the brand affiliations of our hotels as of December 31, 2016:

Number of Hotels and Guest Rooms by Brand
Brand Affiliation	Number of Hotels	Number of Rooms
Marriott
Residence Inn	10	1,247
Courtyard	10	990
TownePlace Suites	5	645
SpringHill Suites	5	579
Marriott	1	262
Fairfield Inn	3	204

Subtotal	34	3,927
Hilton
Hilton Garden Inn	13	1,645
Hampton Inn / Hampton Inn & Suites	7	757
Homewood Suites	6	712

Subtotal	26	3,114

Total	60	7,041

Hotel Industry and Competition. The hotel industry in the United States is highly competitive, consisting of both private and public entities operating in diversified markets. The key industry participants are owners, franchisors and managers. Each of our hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in our immediate vicinity and secondarily with other hotels in our geographic market. Competitive advantage is based on a number of factors, including brand recognition, location, room rates, customer service, and range of guest amenities offered. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, ADR and RevPAR of our hotels in that area.

As of December 31, 2016 we owned 60 hotels with an aggregate of 7,041 rooms located in 17 states. The following table summarizes these hotels and rooms by state:

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

Management Agreements. Each of our 60 hotels are operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). Our hotel managers generally have responsibility and authority for the day to day operations of each hotel, which include providing all hotel employees, overseeing operations and providing us with financial projections. As of December 31, 2016, the management agreements had remaining terms generally ranging from less than one year to 17 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. We are required to pay fees to the manager under these management agreements, and the fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to us, as defined in the management agreements. We have the option to terminate the management agreements if specified performance thresholds are not satisfied.

Franchise Agreements. Western, LBA, White, Inn Ventures, Interstate, OTO and Sage are not affiliated with either Marriott or Hilton and, as a result, were required to obtain approval from the respective franchisor of the hotels they manage. The Hilton franchise agreements generally provide for an initial term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues.

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

Regulation

General. Our hotels are subject to various U.S. federal, state and local laws, ordinances and regulations including regulations relating to common areas and fire and safety requirements. We believe each of our hotels has the necessary permits and approvals to operate its business, and is appropriately covered by insurance. In addition, states and local jurisdictions regulate the activities of hotels and restaurants, including safety and health standards, as well as the sale of liquor at such properties, where applicable, by requiring licensing, registration, disclosure statements and compliance with specific standards of conduct. Hotel operators are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Our hotel management companies are responsible for compliance with these laws. Compliance with or changes in these laws could reduce the revenue and profitability of our properties and could otherwise adversely impact our operations.

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

Environmental Matters. In connection with each of our hotel acquisitions, we have obtained a Phase I Environmental Report and additional environmental reports and surveys, as were necessitated by the preliminary report. Based on the reports, we are not aware of any environmental situations requiring remediation at our properties. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs we incur in connection with hazardous substances.

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

Employees

We have no employees. During 2016, all employees involved in the day-to-day operation of our hotels were employed by third-party management companies engaged pursuant to the hotel management agreements. Corporate services are provided by another management company engaged pursuant to a corporate services agreement.

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

Risks Related to Our Business

We are subject to various risks inherent to the hospitality industry beyond our control, any of which could adversely affect our business, results of operations and value of our hotels.

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry and the agreements under which we operate, including, but not limited to:

•	significant competition from other hospitality providers and lodging alternatives;

•	an increase in supply of hotel rooms that exceeds increases in demand;

•	dependence on business and leisure travel;

•	governmental action and uncertainty resulting from U.S. and global political trends, including potential barriers to travel, trade and immigration;

•	increases in energy costs and other travel expenses, which may adversely affect travel patterns;

•	our relationships with and the performance of third-party managers and franchisors;

•	reduced travel due to geo-political uncertainty, including terrorism, legislation or executive policies, travel-related health concerns, including the widespread outbreak of infectious or contagious diseases in the U.S., inclement weather conditions, including natural disasters such as hurricanes and earthquakes, and airline strikes or disruptions;

•	reduced travel due to adverse national, regional or local economic and market conditions;

•	changes in desirability of geographic regions in which our hotels are located;

•	increases in operating costs, including increases in the cost of property insurance, utilities and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased room rates;

•	labor shortages and increases in the cost of labor due to low unemployment rates or to government regulations surrounding wage rates, health care coverage and other benefits;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations; and

•	any inability to remodel outmoded buildings as required by the franchise or lease agreement.

In addition, as our hotels are managed by third-party property managers, the success of our properties will depend largely on the property managers’ ability to address these factors. Any of the foregoing could adversely affect our revenues, limit opportunities for growth and the value of our properties. Additionally, these items, among others, may reduce the availability of our capital and the funds we have available to distribute to our stockholders.

Adverse national and regional economic conditions may adversely affect our business and financial performance.

The performance of the lodging industry has historically been closely linked to the performance of the general economy, both nationally and in local markets within the United States. The lodging industry is also sensitive to business, government and personal discretionary levels of spending. Declines in corporate and government budgets and consumer demand due to adverse general economic conditions can negatively impact travel patterns, which could lower the revenue and profitability of our hotels. A slowing of national and local economic growth or overall economic weakness could have an adverse effect on our revenue and negatively impact our profitability. Furthermore, even if the economy in the United States in general continues to improve, we cannot provide any assurances that demand for hotels will increase from current levels in the markets where our hotels are located.

In addition, certain expenses, such as management costs, certain utility costs, minimum supply and maintenance costs, interest expense, ground leases, property taxes and insurance, are relatively fixed in nature. During a period of overall economic weakness, if we are unable to substantially decrease these costs as demand for our hotels decreases, our financial results may be adversely affected.

The hotel industry is highly competitive, and we might not be able to compete effectively.

The hotel industry is highly competitive. Each of our hotels competes for guests primarily with other hotels in our immediate vicinity and secondarily with other hotels in our geographic market. We also compete with numerous owners and operators of vacations ownership resorts, as well as alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. An increase in the number of competitive hotels, vacation ownership resorts and alternative lodging arrangements in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of our hotels in that area.

We are dependent on the performance of the third-party management companies that manage the operations of each of our hotels and could be materially and adversely affected if such third-party managers do not manage our hotels in our best interests.

Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRS lessees, and our TRS lessees retain third-party managers to operate our hotels pursuant to management agreements. We have entered into individual hotel management agreements for all 60 of our hotels with eight different managers.

Under the terms of the hotel management agreements, the hotel managers are responsible for all aspects of the operations of our hotels, including ensuring those operations are conducted in accordance with applicable law and regulations and in our best interests, and our ability to participate in operating decisions regarding our hotels is limited to certain matters, including approval of the annual operating budget. While our TRS lessees closely monitor the performance and operations of our third-party managers, we cannot assure you that the managers will manage our hotels in a manner that is consistent with their respective obligations under the applicable hotel management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. We do not have the authority to require any hotel to be operated in a particular manner, even if we believe that our hotels are not being operated efficiently or in our best interests, and our general recourse under the hotel management agreements is limited to termination upon advance notice. From time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. We generally will attempt to resolve any such disputes through discussions or negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to their party dispute resolution, the outcome of which may be unfavorable to us.

Our investments are concentrated in a single segment of the hotel industry.

We are focused on the ownership of upscale, extended-stay and select-service hotels concentrated in markets that offer multiple demand generators and high barriers to entry. We are subject to risks inherent in concentrating investments in a single industry and in a specific market segment within that industry. The adverse effect on amounts available for distribution to stockholders resulting from a downturn in the hotel industry in general or the mid-scale segment in particular could be more pronounced than if we had diversified our investments outside of the hotel industry or in additional hotel market segments.

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

All of our hotels operate under either Marriott or Hilton brands; therefore, we are subject to risks associated with concentrating our portfolio in just two brand families.

All of the hotels we owned as of December 31, 2016 operate under relationships with Marriott or Hilton. As a result, our success is dependent in part on the continued strength of the Marriott and Hilton brands. We believe strong premium brands provide value through increased demand and consumer loyalty. Consequently, if the market recognition or positive perception of Marriott and/or Hilton deteriorates or is compromised, the goodwill associated with their branded hotels in our portfolio may be adversely affected, and any decreased financial health of the franchisor could adversely affect the income generated by our properties.

Consumers’ increasing use of travel intermediaries may materially and adversely affect our profitability.

Although a majority of rooms booked are effected through websites maintained by the hotel franchisors, some of our hotel rooms will be booked through other channels or intermediaries. Typically, these travel intermediaries have access to room inventories at participating hotels and charge higher commissions, which reduces the hotel’s profitability. In addition, some of these travel intermediaries may attempt to offer hotel rooms as a commodity by increasing the importance of price and general indicators of quality at the expense of brand identification. If consumers develop brand loyalties to alternate reservation systems rather than to the brands under which our hotels are franchised, the value of our hotels could decrease, and our business and profitability could be materially and adversely affected.

The hospitality industry is subject to seasonal volatility, which may contribute to fluctuations in our results of operations.

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. The seasonality causes periodic fluctuations in room revenues, occupancy levels, room rates and operating expenses in particular hotels. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, there may be quarterly fluctuations in our results of operations, which may affect our revenues and our ability to make distributions to stockholders.

Real estate property investments are illiquid, and it may not be possible to dispose of assets when appropriate or on favorable terms.

We continually monitor the profitability of our hotels, market conditions, and capital requirements and attempt to maximize stockholder value by timely and opportunistically disposing of assets. Real estate property investments generally cannot be disposed of quickly and a return of capital and realization of gains, if any, from an investment generally occur upon the disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale or other disposition at attractive prices, within any desired period of time or at all. The ability to sell assets could also be restricted by certain covenants in our debt agreements. As a result, we may be required to dispose of assets on less than favorable terms or at less than desirable times, and we may be unable to vary our portfolio in response to economic or other conditions, which could adversely affect our financial position.

Certain hotels are subject to ground leases that may impact our ability to use the hotel or restrict our ability to sell the hotel.

As of December 31, 2016, four of our hotels were subject to ground leases. Accordingly, we only own a long-term leasehold, sub-leasehold or similar interest in those four hotels. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. If we are found to be in breach of a ground lease, we could lose the right to operate the hotel. In addition, unless we can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurances can be given, we will lose our right to operate these properties and our interest in the property, including any investment made in the property. Our ability to exercise any extension options relating to our ground leases is subject to, among other conditions, the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. If we were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, we would be unable to derive income from such hotel.

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

We are subject to the risks associated with the employment of hotel personnel.

Our third-party hotel management companies are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage the employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, the hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to higher labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations.

Our real estate assets may be subject to impairment charges.

We assess on a periodic basis whether there are any indicators that the value of our real estate assets may be impaired. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future undiscounted net cash flow expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. The impairment charge to be recognized is measured by the amount by which carrying value exceeds fair value. Fair value is determined by using management’s best estimate of discounted net cash flows over the remaining life of the asset or other indicators of fair value.

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

Renovations and capital improvements may result in disruptions to our hotels, strain management resources and materially and adversely affect our business.

Our hotels have an ongoing need for renovation and refurbishment. We are required, under all of our hotel franchise agreements, under our Marriott management agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that such amounts may be used for certain of our capital expenditures with respect to the hotels. In addition, from time to time, we will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels in our markets, and to maintain the economic value of our hotels. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule, or if the improvements require a significant disruption at the hotel. The costs of capital improvements we need or choose to make could reduce the funds available for other purposes and may reduce our profitability.

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

As of December 31, 2016, we had $793.1 million of mortgage debt outstanding. Our substantial leverage subjects us to a number of risks, including the following:

•	a decrease in our net operating cash flow or an increase in our expenses could make it difficult for us or our subsidiaries to satisfy our or their respective debt service requirements or force us to modify our operations;

•	the indebtedness is secured by mortgage liens on all of our properties, reducing our ability to obtain additional financing;

•	our ability to obtain additional financing for working capital, capital expenditures or other purposes may be impaired or any such financing may not be available on terms favorable to us;

•	interest expense reduces the funds that would otherwise be available to us for our operations and future business opportunities or for distributions to the holders of the Series A Preferred Stock or our stockholder;

•	the substantial leverage increases our vulnerability to general economic downturns and adverse industry conditions, or we may be unable to carry out capital spending that is important to our growth and the maintenance of our properties;

•	the substantial leverage could limit our flexibility in planning for, or reacting to, changes in our business and our industry in general;

•	the substantial leverage may cause us to make non-strategic divestitures; and

•	the substantial leverage and the amount required to pay our debt obligations could place us in a competitive disadvantage to our competitors that are less highly-leveraged because, among other things, it may restrict our ability to make competitive upgrades to our existing buildings.

Our substantial consolidated indebtedness exposes our assets to the possibility of foreclosure, which could result in the loss of our investment in one or more properties.

As of December 31, 2016, 59 of our 60 properties secured $776.5 million of cross-collateralized and cross-defaulted mortgage debt (which we refer to herein as the “debt financing”), and one remaining property secured a separate mortgage loan for $16.6 million. If our subsidiaries that are borrowers under the debt financing, are unable to meet the required debt service payments under the debt financing, the holder of the mortgage could foreclose on the cross-defaulted and cross-collateralized properties, resulting in a loss of our investment. Alternatively, if we decide to cause the sale of properties to raise funds to meet debt service obligations, it is possible that such properties would be disposed of at a loss.

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

We face possible risks associated with the physical effects of climate change.

We cannot predict with certainty whether climate change is occurring, and if so, at what rate. However, the physical effects of climate change could have a material adverse effect on us. For example, several of our hotels are located along the Gulf and East coasts. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining hotel demand or our ability to operate the affected hotels at all. Climate change also may have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on us.

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

The Series A Preferred Stock effectively ranks junior to the debt financing and any other of our or our subsidiaries’ indebtedness. We and our subsidiaries had $793.1 million of indebtedness outstanding as of December 31, 2016. The debt financing is secured by liens on substantially all of the assets of our subsidiaries. This permits the lenders under the debt financing to be paid from the proceeds of our assets before any of our other creditors or equity holders, including holders of Series A Preferred Stock, may be paid. In addition, the certificate of designations governing the Series A Preferred Stock permits us and our subsidiaries to incur up to $800 million of indebtedness without the consent of the holders of the Series A Preferred Stock. We may, however, incur more than $800 million of indebtedness without the consent of the holders of Series A Preferred Stock to the extent the proceeds of such additional indebtedness are used to redeem or purchase Series A Preferred Stock.

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

The Series A Preferred Stock is redeemable at our election at any time.

We have the right to redeem all or any portion of the Series A Preferred Stock at any time without the consent of holders for an amount in cash equal to the liquidation preference (as it may be adjusted from time to time), plus any accumulated and unpaid dividends (subject to the right of holders of record on any dividend record date to receive the related dividend payment). Upon such redemption, a holder of the Series A Preferred Stock may be required to recognize capital gains for federal income tax purposes as a result thereof.

The holders of Series A Preferred Stock have limited rights to require us to redeem these shares, and we may not be able to redeem Series A Preferred Stock if required.

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

The initial liquidation preference of $1.90 per share of Series A Preferred Stock may be reduced significantly should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million (see Part I., Item 3. “Legal Proceedings”). At this time, we cannot provide a reasonable estimate of the net costs and payments relating any such matters, but it is possible that the liquidation preference of the Series A Preferred Stock could be reduced to zero. Even if we are successful in addressing these legal matters, the costs associated with them may be significant, and the liquidation preference may therefore be reduced significantly below $1.90 per share.

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

The Sponsor and its affiliates control us. Through their ownership, they have the power to elect all of our directors and appoint new management. Subject to the limited rights of the holders of Series A Preferred Stock, the Sponsor and its affiliates also have the power to approve any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and our decisions to enter into any significant corporate transactions, including mergers and sales of substantially all of our assets.

So long as the Sponsor and its affiliates continue to directly or indirectly hold a significant amount of our equity interests, they will continue to be able to strongly influence or effectively control our decisions. Further, the Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time, acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with us. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by us. In accordance with our certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to us or to conduct its other business and investment affairs in our or Series A Preferred stockholders’ best interests. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton, may from time to time enter into arrangements with us or our subsidiaries.

BRE Holdings and its affiliates may sell their shares in us, or cause us to sell significant portions of its property or assets, to any third-party at any time without making any payment to the holders of Series A Preferred Stock, so long as such sale does not constitute a change of control.

BRE Holdings and any of its affiliates that may own our shares may sell their shares, or may cause us to sell significant portions of our property or assets, to any third-party at any time without obtaining the consent of the holders of the Series A Preferred Stock. Holders of Series A Preferred Stock are not entitled to any redemption or other payment upon such sale unless it constitutes a change of control.

Series A Preferred stockholders are not protected from certain important corporate events, such as a reorganization, restructuring, merger or similar transaction, unless such transaction constitutes a change of control. Such a transaction may not involve a change in voting power or beneficial ownership or, even if it does, may not involve a change that constitutes a change of control that would trigger our obligation to redeem the Series A Preferred Stock.

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

Our qualification as a REIT involves the application of highly complex and technical tax code provisions for which only limited judicial and administrative authorities exist. A technical or inadvertent violation could jeopardize our REIT qualification. In addition, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Maintaining our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the REIT income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination and for which we will not obtain independent appraisals, and upon our ability to successfully manage the composition of our income and assets on an ongoing basis. In addition, our ability to satisfy the requirements to maintain our qualification as a REIT depends in part on the actions of third parties over which we have no control or only limited influence.

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

The U.S. federal income tax rules governing a REIT are highly technical and complex. They require ongoing compliance with and interpretation of a variety of tests and regulations that depend on, among other things, future operations. Although we intend to operate as a REIT and expect to satisfy these tests, there can be no assurance that we will qualify as a REIT for any particular year. If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax at corporate rates and distributions to our stockholders would not qualify for the dividends paid deduction. This tax liability would reduce net earnings available for distribution to stockholders. In addition we would generally be disqualified from treatment as a REIT for the year in which we lose our REIT status and for the four taxable years following such year.

If our leases are not respected as true leases for federal income tax purposes, we would likely fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS lessees, which we currently expect will continue to constitute substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and would likely lose our REIT status.

If any hotel management companies that we engage do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we would likely fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We intend to take advantage of this exception. We lease and expect to lease all of our hotels to TRS lessees, which are disregarded subsidiaries of the TRS, and to engage hotel management companies that are intended to qualify as “eligible independent contractors.” While we believe that our hotel management companies all currently meet the various tests to qualify as eligible independent contractors, there can be no assurances that the requirements will be met in all cases in the future.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum marginal rate of tax payable by taxpayers taxed at individual rates on dividends received from a regular C corporation is 20%. This reduced tax rate, however, will not apply to dividends paid by a REIT on its stock, except for certain limited amounts.

Item 1B.    Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2016, we owned 60 hotels located in 17 states with an aggregate of 7,041 rooms, consisting of the following:

				Number
City	State	Brand	Manager	of Rooms
Dothan	Alabama	Courtyard	LBA	78
Dothan	Alabama	Hampton Inn & Suites	LBA	85
Huntsville	Alabama	Fairfield Inn	LBA	79
Huntsville	Alabama	Residence Inn	LBA	78
Tuscaloosa	Alabama	Courtyard	LBA	78
Tuscaloosa	Alabama	Fairfield Inn	LBA	63
Anchorage	Alaska	Hampton Inn	Interstate	101
Anchorage	Alaska	Hilton Garden Inn	Interstate	125
Anchorage	Alaska	Homewood Suites	Interstate	122
Phoenix	Arizona	Hampton Inn	OTO	99
Arcadia	California	Hilton Garden Inn	OTO	124
Arcadia	California	SpringHill Suites	OTO	86
Bakersfield	California	Hilton Garden Inn	Interstate	120
Folsom	California	Hilton Garden Inn	Inn Ventures	100
Foothill Ranch	California	Hampton Inn	OTO	84
Lake Forest	California	Hilton Garden Inn	OTO	103
Milpitas	California	Hilton Garden Inn	Inn Ventures	161
Roseville	California	Hilton Garden Inn	Inn Ventures	131
San Francisco	California	Hilton Garden Inn	White	169
Glendale	Colorado	Hampton Inn & Suites	Sage	133
Lakewood	Colorado	Hampton Inn	Sage	170
Farmington	Connecticut	Courtyard	White	119
Rocky Hill	Connecticut	Residence Inn	White	96
Wallingford	Connecticut	Homewood Suites	White	104
Clearwater	Florida	SpringHill Suites	Interstate	79
Lake Mary	Florida	Courtyard	Interstate	83
Lakeland	Florida	Residence Inn	LBA	78
Panama City	Florida	Courtyard	LBA	84
Pensacola	Florida	Courtyard	LBA	90
Pensacola	Florida	Fairfield Inn	LBA	62
Pensacola	Florida	Hampton Inn & Suites	LBA	85
Tallahassee	Florida	Hilton Garden Inn	Interstate	99
Albany	Georgia	Courtyard	LBA	84
Columbus	Georgia	Residence Inn	LBA	78
Valdosta	Georgia	Courtyard	LBA	84
Mt. Olive	New Jersey	Residence Inn	White	123
Somerset	New Jersey	Homewood Suites	White	123
Saratoga Springs	New York	Hilton Garden Inn	White	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	Interstate	147
Hillsboro	Oregon	Courtyard	Inn Ventures	155
Hillsboro	Oregon	Residence Inn	Inn Ventures	122
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	136
Portland	Oregon	Residence Inn	Inn Ventures	258
Pittsburgh	Pennsylvania	Residence Inn	White	156
Myrtle Beach	South Carolina	Courtyard	Marriott	135

				Number
City	State	Brand	Manager	of Rooms
Nashville	Tennessee	Homewood Suites	Interstate	121
Arlington	Texas	SpringHill Suites	Western	121
Arlington	Texas	TownePlace Suites	Western	94
Dallas	Texas	SpringHill Suites	Western	148
Fort Worth	Texas	Homewood Suites	Interstate	137
Fort Worth	Texas	Residence Inn	Western	149
Fort Worth	Texas	SpringHill Suites	Marriott	145
Laredo	Texas	Homewood Suites	Western	105
Laredo	Texas	Residence Inn	Western	109
Las Colinas	Texas	TownePlace Suites	Western	135
McAllen	Texas	Hilton Garden Inn	Western	104
Kent	Washington	TownePlace Suites	Inn Ventures	152
Mukilteo	Washington	TownePlace Suites	Inn Ventures	128
Redmond	Washington	Marriott	Marriott	262
Renton	Washington	Hilton Garden Inn	Inn Ventures	150

Total number of rooms				7,041

Item 3.	Legal Proceedings

The Company, as the successor to Apple Six, is subject to claims for alleged acts of Apple Six that occurred prior to the Merger. On February 24, 2017, a putative class action, captioned Wilchfort v. Knight, et al., Civil Action No. 17-cv-01046 (E.D.N.Y.), was filed in the United States District Court for the Eastern District of New York against BRE Select Hotels Corp, as successor-in-interest to Apple REIT Six, Inc., Apple Hospitality REIT, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. (together with Apple REIT Six, Inc. and Apple REIT Seven, Inc., the “Apple REITs”), certain of the Apple REITs’ directors, officers and advisors, and Apple Fund Management, LLC. Plaintiff seeks to represent a class of all persons and entities who elected to participate in Apple REITs’ Dividend Reinvestment Plans (“DRIPs”) between July 17, 2007 and the later of the termination and/or suspension of the respective DRIPs or February 12, 2014. The complaint alleges, among other things, that the prices at which Plaintiff and the purported class members purchased additional shares through the DRIPs were artificially inflated and not indicative of the true value of units in the Apple REITs. Plaintiff asserts claims for breach of contract, tortious interference with contract and tortious interference with business expectancy and breach of implied duty of good faith and fair dealing and seeks, among other things, damages and other costs and expenses. The Company believes that any claims against it are without merit, and it intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of this proceeding or provide a reasonable estimate of the possible loss or range of loss due to this proceeding.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no established public trading market in which our shares of common stock are traded. As of March 27, 2017, there were 100 shares of common stock issued and outstanding, all of which were held by BRE Holdings.

Cash dividends declared per share on our common stock were as follows:

	2016	2015
First quarter	$90,000.00	$-
Second quarter	$100,000.00	$90,000.00
Third quarter	$260,000.00	$190,000.00
Fourth quarter	$90,000.00	$100,000.00

Cash dividends declared per share on the Series A Preferred Stock were as follows:

	2016	2015
First quarter	$0.0333	$0.0333
Second quarter	$0.0333	$0.0333
Third quarter	$0.0333	$0.0333
Fourth quarter	$0.0333	$0.0333

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

In addition, in order to maintain our qualification as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). For federal income tax purposes, distributions we make may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder’s basis in its shares and will not be taxable to the extent that the distribution equals or is less than the stockholder’s basis in the shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in its shares, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares. Every year, we notify our stockholders of the taxable composition of distributions paid during the preceding year.

Characterization of Distributions – For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2016		2015
	Amount	%	Amount	%
Common Stock:
Ordinary income	$180,732.10	33.47%	$374,436.75	98.54%
Return of capital	359,267.90	66.53%	5,563.25	1.46%

Total	$540,000.00	100.00%	$380,000.00	100.00%

Series A Preferred Stock:
Ordinary income (1) (2)	$0.1332	100.00%	$0.1332	100.00%

Total	$0.1332	100.00%	$0.1332	100.00%

(1)	The fourth quarter Series A Preferred dividend paid on January 15, 2016 is treated as a 2016 distribution for tax purposes.
(2)	The fourth quarter Series A Preferred dividend paid on January 17, 2017 is treated as a 2017 distribution for tax purposes.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2016, 2015, 2014 and 2013 (Successor), and the period from January 1, 2013 through May 13, 2013 and the year ended December 31, 2012 (Predecessor). Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Successor				Predecessor
(in thousands except share and statistical data)	2016	2015	2014	2013	Period from January 1, through May 13, 2013	2012
Revenues:
Room revenue	$268,659	$268,272	$258,223	$159,859	$82,063	$230,623
Other revenue	17,820	18,743	18,298	11,151	6,212	16,771
Reimbursed expenses	-	-	-	-	2,838	7,965

Total revenue	286,479	287,015	276,521	171,010	91,113	255,359

Expenses:
Hotel operating expenses	156,698	157,076	153,216	94,679	51,728	140,123
Taxes, insurance and other	15,449	14,552	14,725	8,593	4,457	12,518
General and administrative	5,164	5,013	6,850	3,193	2,828	7,613
Merger transaction costs	-	-	-	21,537	67,633	4,037
Reimbursed expenses	-	-	-	-	2,838	7,965
Depreciation	38,507	33,775	27,412	16,359	10,651	30,322
Impairment of investment in real estate	17,694	-	-	-	-	-
Loss on sale of hotel properties	2,342	-	-	-	-	-
Loss on disposals of investment in real estate	-	6,116	-	-	-	-
Interest expense, net	32,144	30,704	38,783	24,531	1,439	2,806
Extinguishment of mortgages payable and mezzanine loans	-	-	4,295	-	-	-
Loss (gain) on derivatives	89	59	735	(34)	-	-
Income tax (benefit) expense	(1,198)	2,409	2,742	826	140	391

Total expenses	266,889	249,704	248,758	169,684	141,714	205,775

Income (loss) from continuing operations	19,590	37,311	27,763	1,326	(50,601)	49,584
Income (loss) from discontinued operations	-	-	(44)	(286)	18	(41)

Net income (loss)	19,590	37,311	27,719	1,040	(50,583)	49,543
Series A Preferred Stock dividends declared	(9,641)	(9,641)	(12,797)	(9,369)	-	-

Net income (loss) available for common stockholder	$9,949	$27,670	$14,922	($8,329)	($50,583)	$49,543

	Successor				Predecessor
(in thousands except share and statistical data)	2016	2015	2014	2013	Period from January 1, through May 13, 2013	2012
Per Common Share:
Income (loss) from continuing operations, after Series A Preferred Stock dividends	$99,490.00	$276,700.00	$149,660.00	($80,430.00)	($0.55)	$0.54
Income (loss) from discontinued operations	-	-	(440.00)	(2,860.00)	-	-

Net income (loss) available to common stockholder	$99,490.00	$276,700.00	$149,220.00	($83,290.00)	($0.55)	$0.54

Distributions paid per common share	$540,000.00	$380,000.00	$300,000.00	$141,000.00	$-	$0.73
Weighted-average common shares outstanding - basic and diluted	100	100	100	100	91,270,197	91,142,011

Balance Sheet Data (at end of period):
Cash	$25,170	$29,137	$22,776	$23,902	$11,051	$-
Investment in real estate, net	$857,918	$986,640	$974,833	$959,014	$719,956	$729,108
Total assets	$1,067,084	$1,162,302	$1,182,364	$1,181,583	$741,893	$740,370
Debt and redeemable preferred stock	$930,276	$979,429	$984,613	$976,680	$49,048	$58,417
Stockholder’s equity	$122,821	$166,872	$177,202	$192,450	$688,432	$674,647
Net book value per share	$1,228.21	$1,668.72	$1,772.02	$1,924.50	$7.54	$7.40

Other Data:
Cash flow from (used in):
Operating activities	$77,572	$80,720	$71,229	$19,371	($42,191)	$81,176
Investing activities	$35,932	($60,845)	($24,415)	($917,496)	($1,756)	($10,852)
Financing activities	($117,646)	($48,062)	($46,400)	$922,027	$54,998	($70,356)
Number of hotels owned at end of period (including hotels held for sale)	60	62	62	66	66	66
Average Daily Rate (ADR) (a) (b) (c)	$135	$134	$126	$123	$116	$116
Occupancy (a) (b) (c)	75%	75%	76%	76%	73%	74%
Revenue per Available Room (RevPAR) (a) (b) (c)	$101	$101	$96	$94	$84	$86
Total rooms sold (a)	1,987,184	2,006,637	2,046,198	1,297,229	709,621	1,990,833
Total rooms available (a)	2,647,667	2,661,472	2,681,655	1,704,504	978,777	2,687,918

(a)	From continuing operations.
(b)	Excludes Homewood Suites Ft. Worth for the period from June 4, 2015 through October 26, 2015 due to the property closure due to flood damage.
(c)	Includes hotels sold through the period owned.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1.A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a real estate investment trust (REIT) focused on the ownership of upscale, extended-stay and select-service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott, TownePlace Suites by Marriott and Marriott brands. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors. As of December 31, 2016, our portfolio consisted of 60 hotels, containing a total of 7,041 rooms diversified among markets in 17 states.

We were formed to invest in income-producing real estate in the United States through our acquisition of Apple Six. On May 14, 2013, we completed the acquisition of Apple Six pursuant to the merger agreement, by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us.

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

We actively monitor the profitability of our properties and aim to maximize stockholder value by evaluating opportunities to acquire or dispose of properties. As such, the composition and size of our hotel portfolio may change materially over time.

Our hotel portfolio experienced continued improvement in room revenue in 2016 as compared to the prior year primarily due to higher ADR across our portfolio, while our operating income declined largely due to increased depreciation expense and impairments of our investment in real estate. Although our hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, the performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We are cautiously optimistic that both the hotel industry and our portfolio will achieve moderate growth in the upcoming quarters, due to forecasted growth in the U.S. economy along with continued expected increased demand versus available supply. U.S. industry-wide RevPAR growth is expected to continue in 2017, though at a lower rate of growth than in 2016. In addition, since 2014 we have renovated 43 of our properties and expect to renovate 12 more during 2017. The resulting property improvements are expected to further improve our financial results through increased room rates at our properties.

Recent Events

In January 2017 we sold the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida and TownePlace Suites – Las Colinas, Texas. In February 2017, we sold the Courtyard – Albany, Georgia. We expect to sell the Springhill Sites – Arlington, Texas in March 2017.

In August 2016, we sold the Marriott – Boulder, Colorado and the Hilton Garden Inn – Fredericksburg, Virginia properties (“the Sold Properties”).

On June 5, 2015, we evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. For the year ended December 31, 2015, we recorded a total estimated loss due to property damage of $1.7 million, net of estimated property insurance recoveries of $8.6 million for this hotel and three other properties in Texas also impacted by the May 2015 flooding but which did not result in the temporary closures of these properties. Insurance receivable related to fiscal year 2015 property insurance claims totaled $5.1 million and $6.5 million as of December 31, 2016 and 2015, respectively. We collected $1.4 million of the insurance receivable during 2016. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with our insurance providers.

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

Results of Operations

Comparable Operating Metrics

The follow table reflects key operating metrics for our 60 hotels owned as of December 31, 2016 (“Comparable Properties”). We define Comparable Properties as the results generated by the 60 hotels owned as of the end of the reporting period.

	For the year ended December 31,
Statistical Data	2016	2015	2014
Occupancy	74.9%	75.3%	76.4%
ADR	$134.52	$132.60	$124.95
RevPAR	$100.77	$99.85	$95.42
RevPAR Index	117	117	119

Results of Operations for Years 2016 and 2015 (in thousands):

		Percent		Percent
		of		of
	2016	Revenue	2015	Revenue
Total hotel revenue	$286,479	100%	$287,015	100%
Hotel operating expenses	156,698	55%	157,076	55%
Taxes, insurance and other expense	15,449	5%	14,552	5%
General and administrative expense	5,164	2%	5,013	2%
Depreciation	38,507		33,775
Impairment of investment in real estate	17,694		-
Loss on sale of hotel properties	2,342		-
Loss on disposals of investment in real estate	-		(6,116)
Interest expense, net	32,144		30,704
Loss on derivatives	89		59
Income tax (benefit) expense	(1,198)		2,409

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. Total revenue for the years ended December 31, 2016 and 2015 was $286.5 million and $287.0 million, respectively. The decline is due to $5.6 million less in revenue from the Sold Properties disposed of in August 2016 compared to revenues earned in 2015. This decline was substantially offset by a 1.5% increase in ADR at Comparable Properties in 2016 compared to 2015. The ADR increase was due to our ability to increase room rates, in particular at our newly renovated properties, along with overall solid demand within the upscale limited service segment of the industry.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expenses for the years ended December 31, 2016 and 2015 totaled $156.7 million and $157.1 million, respectively, representing, 55% of our total hotel revenue for each period. Expense reductions resulting from the Sold Properties, along with lower utility costs, were largely offset by higher payroll and benefits costs at our Comparable Properties. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. We have implemented wide-scale water efficiency and energy savings projects at many of our properties within the last 18 months, which has resulted in lower utility expenses. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the years ended December 31, 2016 and 2015 were $15.4 million and $14.6 million, respectively, representing 5% of total hotel revenue in each year. We continued to experience increased real estate taxes due to both regular yearly increase and increased assessments in selected markets, and also incurred various one-time taxes due to the contributions of certain investments in real estate from the REIT to certain TRS during the year.

General and administrative expense for the years ended December 31, 2016 and 2015 was $5.2 million and $5.0 million, respectively, or 2% of total hotel revenue in each year. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees, and reporting expenses. Expenses increased modestly in 2016 due to increased advisory and legal fees associated with our contributions of certain investments in real estate from the REIT to certain of our TRS during the year.

Depreciation expense for the years ended December 31, 2016 and 2015 was $38.5 million and $33.8 million, respectively. Depreciation expense represents expenses incurred due to depreciation of the 60 hotels included in our operations and related personal property for their respective periods owned. Depreciation expense increased in 2016 compared to the prior year as a result of increased in-service assets due the completion of capital projects over the last 30 months.

Impairment of investment in real estate for the years ended December 31, 2016 and 2015 was $17.7 million and $0, respectively. During 2016, we entered into letters of intent, and ultimately sold two properties in 2016 which resulted in $8.5 million in impairment charges as a result of measuring these properties at the lower of carrying value or fair value, less costs to sell. In addition during 2016, we committed to sell an additional six properties and classified them as held for sale as of December 31, 2016, resulting in $9.2 million in impairment charges on four of those properties, as a result of measuring these properties at the lower of carrying value or fair value, less costs to sell.

Loss on sale of hotel properties for the years ended December 31, 2016 and 2015 was $2.3 million and $0, respectively, due to the sale of the Sold Properties in August 2016.

Loss on disposals of investment in real estate for the years ended December 31, 2016 and 2015 was $0 and $6.1 million, respectively. We recorded loss on disposals of investments of real estate totaling $6.1 million in 2015, of which $4.4 million was due to disposal of furniture, fixtures, and equipment in connection with our capital improvement and renovation plans, and $1.7 million was due to property damage at several of our properties in Texas as a result of flooding. We incurred no such losses during 2016.

Interest expense, net for the years ended December 31, 2016 and 2015 was $32.1 million and $30.7 million, respectively. The increase in 2016 compared to 2015 was due to increasing interest rates, as our effective interest rate increased by 28 basis points year over year, which offset the savings from the lower debt balance for the last 4 months of the year due to the sale of the Sold Properties. As of December 31, 2016, we had total debt outstanding, including debt attributable to assets of hotels held for sale, of $793.1 million compared to $847.0 million at December 31, 2015. We capitalized interest of $0.4 million for both of the years ended December 31, 2016 and 2015, respectively, in conjunction with capital improvements and hotel renovations.

Income tax (benefit) expense for the years ended December 31, 2016 and 2015 was ($1.2 million) and $2.4 million, respectively. Income taxes decreased in 2016 primarily due to a $0.9 million income tax benefit resulting from our contributions of certain investments in real estate from the REIT to certain of our TRS during the year.

Results of Operations for Years 2015 and 2014 (in thousands):

		Percent		Percent
		of		of
	2015	Revenue	2014	Revenue
Total hotel revenue	$287,015	100%	$276,521	100%
Hotel operating expenses	157,076	55%	153,216	55%
Taxes, insurance and other expense	14,552	5%	14,725	5%
General and administrative expense	5,013	2%	6,850	2%
Depreciation	33,775		27,412
Loss on disposals of investment in real estate	6,116		-
Interest expense, net	30,704		38,783
Extinguishment of mortgages payable and mezzanine loans	-		4,295
Loss on derivatives	59		735
Income tax expense	2,409		2,742

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. Total revenue from continuing operations for the years ended December 31, 2015 and 2014 was $287.0 million and $276.5 million, respectively. Our increase in revenues was largely due to a 5.9% increase in ADR in 2015 compared to 2014, which was due to our ability to increase rates, in particular at our newly renovated properties, along with overall strong demand within the upscale limited service segment of the industry. Occupancy decreased by 1.2% in 2015 from the prior year largely due to out-of-service rooms at hotels undergoing renovations. We work closely with our third-party managers to monitor trends in ADR and occupancy, and changed managers for several hotels during 2015 where we believe we have an opportunity to increase revenues.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expenses from continuing operations for the years ended December 31, 2015 and 2014 totaled $157.1 million and $153.2 million, respectively, representing 55% of total hotel revenue in each year. Results for the years ended December 31, 2015 and 2014 reflect the impact of increases in revenues at most of our hotels, along with our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. We work closely with our third-party management companies to monitor hotel operating expenses, and meet regularly with them to ensure fluctuations in operating expenses correspond with forecasted occupancy and revenues while maintaining our high standards of quality and service at each hotel.

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

Income tax expense for the years ended December 31, 2015 and 2014 was $2.4 million and $2.8 million, respectively. Income taxes decreased in 2015 primarily due to a decrease in taxable income at our taxable REIT subsidiaries.

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

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014
Net income (1)	$19,590	$37,311	$27,719
Depreciation and amortization	38,507	33,775	27,412
Interest expense, net	32,144	30,704	38,783
Income tax (benefit) expense	(1,198)	2,409	2,742

EBITDA	89,043	104,199	96,656
Extinguishment of mortgages payable and mezzanine loans	-	-	4,295
Impairment of investment in real estate	17,694	-	-
Loss on sale of hotels properties	2,342	-	150
Loss on disposals of investment in real estate	-	6,116	-
Loss on derivatives	89	59	735

Adjusted EBITDA	$109,168	$110,374	$101,836

(1)	Year ended December 31, 2014 includes net loss from discontinued operations

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, ongoing capital commitments to fund capital improvements, dividends on the Series A Preferred Stock, distributions necessary to maintain our qualification as a REIT and other capital obligations associated with conducting our business. Our $776.5 million mortgage loan matures in December 2017. However, we plan to exercise the second of three one-year extensions permissible per the loan agreement.

Sources and Uses of Cash

Operating cash flow from our hotel properties is our principal source of liquidity. As of December 31, 2016, we had $31.2 million of cash and restricted cash as compared to $35.3 million at December 31, 2015.

Cash Flows from Operating Activities

For the year ended December 31, 2016, net cash flows provided by operating activities were $77.6 million compared to $80.7 million for the year ended December 31, 2015. The decreased cash flows from operating activities were primarily due a decrease in accounts payable and accrued expenses as of December 31, 2016 compared to December 31, 2015 due to the timing of payments of operating expenses.

Cash Flows from Investing Activities

For the year ended December 31, 2016, net cash flows provided by investing activities were $35.9 million compared to $60.8 million cash flows used in investing activities for the year ended December 31, 2015. Cash provided by investing activities in 2016 was higher compared to 2015 due to the $74.6 million we received from the sale of the Sold Properties in 2016, along with reduced amounts spent on capital improvements in 2016 compared to 2015.

Cash Flows from Financing Activities

For the year ended December 31, 2016, net cash flows used in financing activities were $117.6 million, compared to $48.1 million for the year ended December 31, 2015. Cash used in financing activities in 2016 was higher compared to 2015 due to our $53.5 million in mortgage debt payments made in 2016 in connection with our sale of the Sold Properties in August 2016, along with an increase of $16.0 million in dividends paid to our common stockholder in 2016 compared to 2015.

Mortgage Loans

On December 3, 2014, certain of our indirect wholly-owned subsidiaries (the “Borrowers”) with commercial lenders (collectively, the “Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained an $830 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 59 of the 60 properties owned or ground-leased by certain of our subsidiaries, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account. A portion of the proceeds from the Loan were used to repay $763.9 million of mortgage and mezzanine loans outstanding which were obtained in connection with the Merger. In addition, $47.5 million of the loan proceeds were used to redeem approximately 25% of the outstanding 7% Series A Preferred Stock from stockholders on a pro-rata basis on December 31, 2014, consisting of $46.8 million of shares redeemed and $0.7 million of accrued dividends. The mortgage loan requires interest payments monthly. We exercised the first of three one-year extensions permissible per the loan agreement, which extended the maturity to December 9, 2017. We plan to exercise the second of the three one-year extensions permissible per the loan agreement.

As of December 31, 2016, 59 of our 60 properties secured $776.5 million of cross-collateralized and cross-defaulted mortgage debt, and the allocated loan amounts relating to the six hotels held for sale as of fiscal year end was $35.9 million. In addition, as of December 31, 2016, one remaining property secured a separate mortgage loan of $16.6 million. See the notes to our consolidated financial statements for additional information regarding our mortgage loans.

During the year ended December 31, 2016, we sold two hotels and received sales proceeds, net of selling costs, of $74.6 million, which we used to repay $53.5 million of the Loan. In January and February 2017, we sold five hotels and received sales proceeds, net of selling costs, of $43.8 million, which we used to repay $27.5 million of the Loan.

We had an effective interest rate of 3.34% for our debt during 2016, compared to 3.06% during 2015. The increase was due to increasing LIBOR rates in 2016. As of December 31, 2016, our weighted average interest rate on our long-term debt was 3.53% compared to 3.17% as of December 31, 2015. Future scheduled principal payments of debt obligations (assuming exercise of second extension option under the loan agreement and the sale of the hotels held for sale as of December 31, 2016 during the fiscal year 2017) as of December 31, 2016 are as follows (in thousands):

2017	$36,335
2018	741,140
2019	510
2020	533
2021	562
Thereafter	14,036

Total	$793,116

Due to the sale of the hotels described in Note 5 of the accompanying consolidated financial statements, $2.6 million of the fiscal year 2018 principal payment presented above was repaid in the first quarter of 2017 in order to comply with the debt yield as required under the terms of the loan agreement.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $39.0 million in 2016 in capital improvements across our portfolio of properties, and expect to spend approximately another $15.0 million in 2017. We expect to fund these capital expenditures primarily from funds available in our lender escrow accounts.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. We paid the following dividends on our common stock in 2016 and 2015:

2016		2015
Date Paid	Per Share	Date Paid	Per Share
February 17, 2016	$90,000.00	May 13, 2015	$90,000.00
May 11, 2016	$100,000.00	August 17, 2015	$190,000.00
August 11, 2016	$110,000.00	December 28, 2015	$100,000.00
September 20, 2016	$150,000.00
November 15, 2016	$90,000.00

On February 10, 2017, our Board of Directors declared a dividend on our common stock of $100,000 per share, which was paid on February 13, 2017.

We paid the following dividends on our Series A Preferred Stock in 2016 and 2015:

2016		2015
Date Paid	Per Share	Date Paid	Per Share
January 15, 2016	$0.0333	January 15, 2015	$0.0333
April 15, 2016	$0.0333	April 15, 2015	$0.0333
July 15, 2016	$0.0333	July 15, 2015	$0.0333
October 17, 2016	$0.0333	October 15, 2015	$0.0333

On December 23, 2016, our Board of Directors declared a dividend on our Series A Preferred Stock of $0.0333 per share, paid on January 17, 2017 to stockholders of record on January 1, 2017. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2016 (in thousands):

		Amount of Commitments Expiring per Period
Obligations and Commitments	Total	2017	2018	2019	2020	2021	Thereafter
Mortgages payable (a) (c)	$793,116	$36,335	$741,140	$510	$533	$562	$14,036
Interest on mortgages payable (a) (b)	57,109	28,024	26,390	739	716	688	552
Ground leases	366	107	107	107	45	-	-
Construction projects	6,424	6,424	-	-	-	-	-

Total contractual commitments	$857,015	$70,890	$767,636	$1,356	$1,294	$1,250	$14,588

(a)	Assumes exercise of second extension option under the Loan and the sale of the hotels held for sale as of December 31, 2016 during the fiscal year 2017.
(b)	For variable interest rate debt, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2016.
(c)	Due to the sale of the hotels described in Note 5 of the accompanying consolidated financial statements, $2.6 million of the fiscal year 2018 principal payment presented above was repaid in January 2017 in order to comply with the debt yield as required under the terms of the Loan.

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

Seasonality

Demand in the lodging industry is impacted by recurring seasonal patterns. For properties located in non-resort markets, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters, and higher revenue, operating income and cash flow in the second and third quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or, if necessary, any available other financing sources to make distributions to stockholders.

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

If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, our carrying value for a particular property may not be recoverable and in such instances an impairment loss may be recorded. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future undiscounted net cash flow expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. Fair value is determined by using our best estimate of the discounted net cash flows over the remaining life of the asset, or other indicators of fair value.

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

Income Taxes - We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, as amended, beginning with our short taxable year ended December 31, 2012. In order to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our stockholders, subject to certain adjustments and excluding any net capital gain. We intend to adhere to these requirements to qualify for REIT status, and assuming we do qualify for taxation as a REIT, we will generally not be subject to federal income taxes to the extent we distribute substantially all of our taxable income to our stockholders. However, our TRS will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates. At December 31, 2016, our floating rate debt consisted of $776.5 million in mortgage debt (“Variable Mortgage Debt”) acquired in December 2014. No principal payments are required on the Variable Mortgage Debt, which matures in December 2017 with two additional one-year extension options for the borrower, subject to certain conditions. The Variable Mortgage

Debt is in U.S. dollars and bears interest at LIBOR plus a fixed margin rate of 2.80%. Accordingly, we are vulnerable to changes in U.S. dollar based short-term interest rates, specifically LIBOR.

We acquired one interest rate cap, as required by the terms of the one-year loan extension, considered to be a derivative instrument. The agreement caps the base interest rate on the Variable Mortgage Debt at 8.37%. We did not designate the derivative as a hedge for accounting purposes and, accordingly, account for the interest rate cap at fair value in the accompanying consolidated balance sheet in other assets with adjustments to fair value recorded in loss on derivatives in the consolidated statements of operations.

If the prevailing LIBOR on our Variable Mortgage Debt were to increase or decrease by 1.00%, or 100 basis points, the increase or decrease in interest expense on our Variable Mortgage Debt would increase or decrease future earnings by approximately $7.8 million annually excluding any impact of the interest rate cap if applicable. If interest rates were to change gradually over time, the impact would be spread over time.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

BRE Select Hotels Corp

New York, New York

We have audited the accompanying consolidated balance sheets of BRE Select Hotels Corp and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BRE Select Hotels Corp and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 27, 2017

BRE SELECT HOTELS CORP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2016	December 31, 2015

ASSETS
Investment in real estate, net of accumulated depreciation of $93,423 and $73,915, respectively	$857,918	$986,640
Hotels held for sale	43,096	-
Cash	25,170	29,137
Restricted cash	5,996	6,171
Due from third-party managers, net	4,518	4,961
Insurance receivable	5,067	6,496
Prepaid expenses	2,794	1,729
Goodwill	116,470	126,377
Deferred tax assets	6,051	632
Other assets	4	159

TOTAL ASSETS	$1,067,084	$1,162,302

LIABILITIES
Accounts payable and accrued expenses	12,729	14,852
Due to third-party managers, net	1,113	1,149
Mortgages payable	757,245	842,269
Mortgages payable related to assets of hotels held for sale	35,871	-
Other liabilities	145	-

TOTAL LIABILITIES	807,103	858,270

Commitments and contingencies (Note 8)

7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 72,382,848 issued and outstanding at December 31, 2016 and December 31, 2015	137,160	137,160

STOCKHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at December 31, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at December 31, 2016 and December 31, 2015	-	-
Additional paid-in capital	122,821	166,872

TOTAL STOCKHOLDER’S EQUITY	122,821	166,872

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,067,084	$1,162,302

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year ended December 31,
	2016	2015	2014
REVENUE
Room revenue	$268,659	$268,272	$258,223
Other revenue	17,820	18,743	18,298

Total revenue	286,479	287,015	276,521

EXPENSES
Operating expense	65,437	66,190	62,836
Hotel administrative expense	26,260	25,370	25,350
Sales and marketing	22,311	22,278	21,570
Utilities	8,995	9,629	9,969
Repair and maintenance	10,841	10,739	10,606
Franchise fees	13,276	13,299	12,799
Management fees	9,578	9,571	10,086
Taxes, insurance and other	15,449	14,552	14,725
General and administrative	5,164	5,013	6,850
Depreciation expense	38,507	33,775	27,412

Total expenses	215,818	210,416	202,203

Impairment of investment in real estate	(17,694)	-	-
Loss on sale of hotel properties	(2,342)	-	-
Loss on disposals of investment in real estate	-	(6,116)	-

Operating income	50,625	70,483	74,318

Interest expense, net	(32,144)	(30,704)	(38,783)
Extinguishment of mortgages payable and mezzanine loans	-	-	(4,295)
Loss on derivatives	(89)	(59)	(735)

Income from continuing operations before income tax benefit (expense)	18,392	39,720	30,505

Income tax benefit (expense)	1,198	(2,409)	(2,742)

Income from continuing operations	19,590	37,311	27,763

Loss from discontinued operations, net of tax	-	-	(44)

Net income	19,590	37,311	27,719

Series A Preferred Stock dividends declared	(9,641)	(9,641)	(12,797)

Net income available for common stockholder	$9,949	$27,670	$14,922

Basic and diluted net income per common share

From continuing operations, after Series A Preferred Stock dividends	$99,490.00	$276,700.00	$149,660.00
From discontinued operations	-	-	(440.00)

Total basic and diluted net income per common share available to common stockholder	$99,490.00	$276,700.00	$149,220.00

Weighted average common shares outstanding - basic and diluted	100	100	100

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except per share data)

	Successor
	Common Stock		Series B Preferred Stock		Additional Paid-in Capital	Distributions Greater than Net Income	Total Stockholder’s Equity
	Number of		Number of
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	100	$-	-	$-	$192,450	$-	$192,450

Net income	-	-	-	-	-	27,719	27,719
Cash dividends declared and paid to common stockholder ($300,000 per share)	-	-	-	-	(2,281)	(27,719)	(30,000)
Preferred dividends earned ($0.1332 per share)	-	-	-	-	(12,967)	-	(12,967)

Balance at December 31, 2014	100	$-	-	$-	$177,202	$-	$177,202

Net income	-	-	-	-	-	37,311	37,311
Cash dividends declared and paid to common stockholder ($380,000 per share)	-	-	-	-	(689)	(37,311)	(38,000)
Preferred dividends earned ($0.1332 per share)	-	-	-	-	(9,641)	-	(9,641)

Balance at December 31, 2015	100	$-	-	$-	$166,872	$-	$166,872

Net income	-	-	-	-	-	19,590	19,590
Cash dividends declared and paid to common stockholder ($540,000 per share)	-	-	-	-	(34,410)	(19,590)	(54,000)
Preferred dividends earned ($0.1332 per share)	-	-	-	-	(9,641)	-	(9,641)

Balance at December 31, 2016	100	$-	-	$-	$122,821	$-	$122,821

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$19,590	$37,311	$27,719
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,507	33,775	27,412
Impairment of investment in real estate	17,694	-	-
Loss on sale of hotel properties	2,342	-	150
Loss on disposals of investment in real estate	-	6,116	-
Fair value adjustment of interest rate cap	89	59	735
Amortization of deferred financing costs	4,678	5,054	5,464
Extinguishment of mortgages payable and mezzanine loans	-	-	4,295
Expense of financing fees for mortgage loan	-	-	3,217
Deferred income taxes	(5,419)	(46)	(113)
Other non-cash expenses	(29)	(29)	(29)
Changes in operating assets and liabilities:
Decrease (increase) in due to/from third-party managers, net	407	(628)	1,657
Decrease (increase) in insurance receivable	1,429	(1,742)	-
(Increase) decrease in prepaid expenses and other assets	(1,202)	278	2,399
(Decrease) increase in accounts payable and accrued expenses	(659)	572	(1,677)
Increase in other liabilities	145	-	-

Net cash provided by operating activities	77,572	80,720	71,229

Cash flows from investing activities:
Capital improvements	(38,983)	(61,112)	(34,234)
Proceeds from sale of assets	74,557	-	9,380
Property insurance proceeds	358	267	439

Net cash provided by (used in) investing activities	35,932	(60,845)	(24,415)

Cash flows from financing activities:
Net proceeds from borrowings on mortgage payable and mezzanine loans	-	-	830,000
Payments of mortgage debt	(53,916)	(421)	(600,402)
Payments of mezzanine debt	-	-	(175,000)
Financing fees	-	-	(10,218)
Payment for interest rate cap	(89)	-	(328)
Redemption of Series A Preferred Stock	-	-	(46,835)
Dividends paid to Series A Preferred stockholders	(9,641)	(9,641)	(13,617)
Dividends paid to common stockholder	(54,000)	(38,000)	(30,000)

Net cash used in financing activities	(117,646)	(48,062)	(46,400)

Net (decrease) increase in cash and cash equivalents	(4,142)	(28,187)	414
Cash and restricted cash, beginning of period	35,308	63,495	63,081

Cash and restricted cash, end of period	$31,166	$35,308	$63,495

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$27,776	$25,975	$34,128
Taxes paid	$5,151	$2,498	$3,184
Accrued capital improvements	$5,055	$6,624	$11,284
Accrued 7% Series A Preferred Stock dividends	$2,410	$2,410	$2,410
Insurance receivable for loss due to property damage	$-	$4,754	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of December 31, 2016, the Company owned 60 hotels located in 17 states with an aggregate of 7,041 rooms.

2.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include all of the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - The Company was determined to be the acquirer for accounting purposes and, therefore, the Merger was accounted for using the acquisition method of accounting. Accordingly, the purchase price of the Merger was allocated to the Company’s assets and liabilities based upon their estimated fair values at the Acquisition Date.

Use of Estimates - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications - Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the 2016 presentation. Certain hotel telecommunication and information systems expenses in the consolidated statements of operations are now included within hotel administrative expense. Certain revenue management expenses in the consolidated statements of operations are now included within sales and marketing expense. Deferred tax assets have been reclassified from other assets in the consolidated balance sheet and statements of cash flows to conform to the 2016 presentation. These reclassifications had no effect on previously reported operating income, total assets, or cash flows provided by operating activities.

Cash - Cash primarily consists of cash in banks. The Company has deposits in excess of $250,000 within single financial institutions that are not insured by the Federal Deposit Insurance Corporation. The Company believes it mitigates this risk by depositing with major financial institutions.

Restricted Cash - Restricted cash consists of deposits held in escrow for the payment of certain required repairs, capital improvements and property taxes pursuant to the terms of the Company’s mortgages payable, as well as a repairs and improvements reserve required by the Marriott International Inc. or its affiliates (“Marriott”) management agreements.

The following table provides detail regarding cash and restricted cash that sums to the total of such amounts presented in the accompanying consolidated statements of cash flows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Cash	$25,170	$29,137	$22,776
Restricted cash	5,996	6,171	40,719

Total cash and restricted cash	$31,166	$35,308	$63,495

Due from Third-party Managers, net - Due from third-party managers, net, represents the net working capital advanced to and held by the hotel management companies for operation of the hotels.

Due to Third-party Managers, net - Due to third-party managers, net, represents management fees due in excess of the net working capital advanced to and held by the hotel management companies for operation of the hotels.

Investment in Real Estate and Related Depreciation - Real estate is stated at cost, net of accumulated depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements that extend the useful life of the real estate asset are capitalized and depreciated over the estimated useful life of the real estate asset. Depreciation is computed using the straight-line method over the average estimated useful lives of the assets, which are 39 years for buildings, 10 to 15 years for land and building improvements and three to seven years for furniture and equipment.

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

If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and in such instances an impairment loss may be recorded. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future undiscounted net cash flow expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. Fair value is determined by using management’s best estimate of the discounted net cash flows over the remaining life of the asset, or other indicators of fair value.

During the first quarter of 2016, the Company executed a letter of intent to sell the Hilton Garden Inn – Fredericksburg, Virginia property. As a result, a test for impairment of the property was performed during the first quarter with fair value determined, in part, based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property. The test resulted in a non-cash impairment of investment in real estate of $5.5 million. As described in Note 4, the Hilton Garden Inn – Fredericksburg, Virginia was subsequently sold in August 2016.

During the second quarter of 2016, the Company executed a letter of intent to sell the Marriott – Boulder, Colorado property. As a result, a test for impairment of the property was performed during the second quarter with fair value determined, in part, based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property. The test resulted in a non-cash impairment of investment in real estate of $3.0 million. As described in Note 4, the Marriott – Boulder, Colorado was subsequently sold in August 2016.

As described in Note 5, during the fourth quarter of 2016, the Company committed to a plan to sell the Fairfield Inn – Huntsville, Alabama property and accordingly classified the property as held for sale as of December 31, 2016. In connection with the held for sale classification, the Company measured the property at the lower of carrying value or fair value, less costs to sell, with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on an agreement of purchase and sale (subject to certain terms) entered into for the property. The test resulted in a non-cash impairment of investment in real estate of $4.3 million.

As described in Note 5, during the fourth quarter of 2016, the Company committed to a plan to sell the TownePlace Suites – Arlington, Texas property and accordingly classified the property as held for sale as of December 31, 2016. In connection with the held for sale classification, the Company measured the property at the lower of carrying value or fair value, less costs to sell, with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on an agreement of purchase and sale (subject to certain terms) entered into for the property. The test resulted in a non-cash impairment of investment in real estate of $0.9 million.

As described in Note 5, during the fourth quarter of 2016, the Company committed to a plan to sell the Springhill Suites – Clearwater, Florida property and accordingly classified the property as held for sale as of December 31, 2016. In connection with the held for sale classification, the Company measured the property at the lower of carrying value or fair value, less costs to sell, with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on an agreement of purchase and sale (subject to certain terms) entered into for the property. The test resulted in a non-cash impairment of investment in real estate of $2.7 million.

As described in Note 5, during the fourth quarter of 2016, the Company committed to a plan to sell the Courtyard – Albany, Georgia property and accordingly classified the property as held for sale as of December 31, 2016. In connection with the held for sale classification, the Company measured the property at the lower of carrying value or fair value, less costs to sell, with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on an agreement of purchase and sale (subject to certain terms) entered into for the property. The test resulted in a non-cash impairment of investment in real estate of $1.3 million.

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

The following is a summary of changes in goodwill for the years ended December 31, 2016 and 2015 (in thousands). The fiscal year 2016 change represents the goodwill amounts allocated at the Acquisition Date to the Hilton Garden Inn – Fredericksburg, Virginia and Marriott – Boulder, Colorado hotel properties which were sold in August 2016, and is in included within the determination of loss on sale of hotel properties presented in the consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2016.

	Year Ended December 31,
	2016	2015
Beginning balance	$126,377	$126,377
Allocated to sale of hotel properties	(9,907)	-

Ending balance	$116,470	$126,377

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

Income Taxes - The Company made an election, through the filing of Form 1120-REIT for 2012, to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the Company’s short taxable year ended December 31, 2012. In order to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distributes at least 90% of its adjusted taxable income to its stockholder, subject to certain adjustments and excluding any net capital gain. The Company intends to adhere to these requirements to qualify for REIT status, and assuming it does qualify for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s stockholder. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes.

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

Income per Common Share - Basic income per common share is computed based upon the weighted average number of shares outstanding during the period, after giving effect to the 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) dividends declared during the period. There were no potential dilutive shares during the applicable periods and, as a result, basic and dilutive outstanding shares were the same.

Segment Information - The Company derives revenues and cash flows from its hotel portfolio. Hotel portfolio financial information is analyzed for purposes of assessing performance and allocating resources. Therefore, the Company has one operating segment consisting of its hotel portfolio.

New Accounting Pronouncements - The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30) on January 1, 2016. ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. These costs continue to be amortized into interest expense. In order to conform to the current period presentation, approximately $4.8 million of debt issuance costs, which were previously presented within deferred financing costs, net, in the consolidated balance sheet at December 31, 2015, have been reclassified to be presented as a direct deduction of mortgages payable.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09; instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to apply the provisions of ASU 2014-15 for accounting periods beginning after December 15, 2016 and for interim periods within those fiscal years. The Company does not expect the new standard to impact its consolidated financial statements or its disclosure.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. The Company elected to early adopt ASU 2016-18 effective the beginning of fiscal year 2016, and accordingly the fiscal year 2016 consolidated statement of cash flows presents a reconciliation of cash and restricted cash. The historical consolidated statements of cash flows presented for comparison purposes have been revised to conform to the fiscal year 2016 presentation.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company will be required to apply the provisions of ASU 2017-04 for accounting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years. Earlier application is permitted. The Company does not expect the new standard to impact its consolidated financial statements unless an impairment loss exists in future periods.

3. Investment in Real Estate, net

Investment in real estate, net as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Land and Improvements	$139,453	$154,855
Building and Improvements	735,863	835,335
Furniture, Fixtures and Equipment	52,706	49,020
Construction in Progress	23,319	21,345

	951,341	1,060,555
Less: Accumulated Depreciation	(93,423)	(73,915)

Investment in Real Estate, net	$857,918	$986,640

4. Sale of Hotel Properties

During the year ended December 31, 2016, the Company sold two hotels as summarized below (in thousands):

Hotel	Date of Sale	Proceeds	Loss	Mortgage Payable Repaid
Marriott - Boulder, Colorado	August 2016	$59,349	($1,505)	$43,232
Hilton Garden Inn - Fredericksburg, Virginia	August 2016	15,208	(837)	$10,243

Total		$74,557	($2,342)	$53,475

The Company received proceeds of $74.6 million, which are net of selling costs of $2.4 million. The loss on sale of hotel properties in the consolidated statements of operations of $2.3 million includes $0.1 million of deferred financing costs allocated to the hotel properties sold.

5.	Hotels Held for Sale

During the fourth quarter of 2016, the Company committed to a plan to sell six hotels and accordingly the hotels were classified as hotels held for sale as of December 31, 2016. Hotels held for sale presented in the consolidated balance sheet consists of the investment in real estate of each hotel, which was measured at December 31, 2016 at the lower of carrying value or fair value, less costs to sell. Mortgages payable related to assets of hotels held for sale presented in the consolidated balance sheet represents the principal of the mortgage payable that the Company is contractually required to repay in connection with the sale of the hotels. There are no other major captions of assets or liabilities related to the hotels held for sale. The following is a summary of hotels held for sale as of December 31, 2016 (in thousands).

Hotel	Assets of Hotels Held for Sale
Fairfield Inn - Huntsville, Alabama	$3,613
TownePlace Suites - Arlington, Texas	7,136
Springhill Suites - Clearwater, Florida	4,973
TownePlace Suites - Las Colinas, Texas	12,330
Springhill Suites - Arlington, Texas	7,195
Courtyard - Albany, Georgia	7,849

Total	$43,096

Subsequent to December 31, 2016, the Company sold five of the six hotels held for sale as summarized below (in thousands):

			Mortgage
			Payable
Hotel	Date of Sale	Proceeds	Repaid
Fairfield Inn - Huntsville, Alabama	January 2017	$4,575	$4,444
TownePlace Suites - Arlington, Texas	January 2017	8,001	3,606
Springhill Suites - Clearwater, Florida	January 2017	5,767	4,971
TownePlace Suites - Las Colinas, Texas	January 2017	16,867	8,248
Courtyard - Albany, Georgia	February 2017	8,628	6,242

Total		$43,838	$27,511

6. Mortgages Payable

Mortgages payable as of December 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Mortgages payable before unamortized deferred financing costs	$757,245	$847,032
Unamortized deferred financing costs	-	(4,763)

Mortgages payable related to assets held and used	$757,245	$842,269

Mortgages payable related to assets of hotels held for sale	35,871	-

Total mortgages payable	$793,116	$842,269

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

The initial maturity for the Loan was December 9, 2016, and the Company exercised the first of three one-year extensions, subject to certain conditions permissible per the Loan Agreement, to extend the maturity date of the Loan to December 9, 2017. The Company plans to exercise the second of the three one-year extensions permissible per the Loan Agreement. The Loan is not subject to any mandatory principal amortization.

The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.80%. In connection with the first one-year extension, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $776.5 million, a termination date of December 9, 2017 and a cap rate of 8.374%.

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

Deferred financing costs consist of amounts paid for direct and indirect costs associated with the origination of the Loan. Deferred financing costs were $0 and $4.8 million as of December 31, 2016 and 2015, respectively, and are presented as a direct deduction of mortgages payable on the consolidated balance sheets. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $16.6 million and $17.0 million as of December 31, 2016 and 2015, respectively, and is included in mortgages payable in the consolidated balance sheets.

Components of interest expense for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Mortgage debt	$27,829	$26,036	$33,319
Amortization of deferred financing costs	4,678	5,054	5,464
Capitalized interest	(363)	(386)	-

Total interest expense, net	$32,144	$30,704	$38,783

The Company had an effective interest rate of 3.34%, 3.06% and 4.10% for its debt during 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the Company’s weighted average interest rate on its debt was 3.53% and 3.17%, respectively.

Future scheduled principal payments of debt obligations (assuming exercise of second extension option under the Loan Agreement and the sale of the hotels held for sale as of December 31, 2016 during the fiscal year 2017) as of December 31, 2016 are as follows (in thousands):

2017	$36,335
2018	741,140
2019	510
2020	533
2021	562
Thereafter	14,036

Total	$793,116

Due to the sale of the hotels described in Note 5, $2.6 million of the fiscal year 2018 principal payment presented above was repaid in the first quarter of 2017 in order to comply with the debt yield as required under the terms of the Loan Agreement.

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

The table excludes cash, restricted cash, due from thirty party managers, net, accounts payable and accrued expenses, and due to third-party managers, net, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:
Interest rate caps	$-	$-	$-	$-

Financial liabilities not measured at fair value:
Mortgages payable	$793,116	$792,699	$847,032	$846,684

Interest rate caps - In December 2014, the Company acquired one interest rate cap agreement, as required by the terms of its Loan, considered to be a derivative financial instrument. The agreement caps the interest rate on the

Loan. The Company did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate cap at fair value in the accompanying consolidated balance sheets in other assets with adjustments to fair value recorded in gain (loss) on derivatives in the consolidated statements of operations. The interest rate cap was acquired at a cost of $0.3 million. Upon exercise of the first one-year extension of the Loan, the Company acquired another interest rate cap agreement at a cost of $0.1 million. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principles and reasonable estimates where applicable from a third-party source. This is considered a Level 2 valuation technique. Fair value changes on the interest rate cap are classified as a component of cash flows from operations.

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

Impairment of investment in real estate - The impairment determinations during the year ended December 31, 2016 for the properties described in Note 2 were based on Level 2 fair value measurements.

8.	Commitments and Contingencies

Insurance - The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where we believe such coverage is warranted or required under the terms of the Loan. On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. Insurance receivable related to fiscal year 2015 property insurance claims totaled $5.1 million and $6.5 million as of December 31, 2016 and 2015, respectively. The Company collected $1.4 million of the insurance receivable during the year ended December 31, 2016. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with the Company’s insurance providers. As of December 31, 2016, the total estimated insurance recoveries are probable, and the collectability of the insurance receivable at December 31, 2016 is reasonably assured.

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

In February 2017, the Company received $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger. The proceeds will be presented in other revenue in the 2017 consolidated statements of operations.

Franchise Agreements - As of December 31, 2016, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”), were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the consolidated statements of operations.

Management Agreements - As of December 31, 2016, each of the Company’s 60 hotels were operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the consolidated statements of operations. The agreements have remaining terms generally ranging from less than one year to 17 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels.

TRS Lease Agreements - The Company’s lease agreements are intercompany agreements between the TRS lessees and the Company’s property-owning subsidiaries. These agreements generally contain terms which are customary for third-party lease agreements, including terms for rent payments and other expenses. All related rental income and expense related to the TRS lease agreements eliminate on a consolidated basis, and therefore have no impact on the consolidated financial statements.

Ground Leases - As of December 31, 2016, four of the Company’s hotel properties had ground leases with remaining terms ranging from three to 17 years, which may be extended at the Company’s election. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a remaining term of 17 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Ground lease expenses totaled $0.2 million for each of the years ended December 31, 2016, 2015, and 2014, and are included in taxes, insurance and other in the consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to December 31, 2016 and thereafter are as follows, excluding payments related to the Springhill Suites – Clearwater, Florida which was sold in January 2017 as discussed in Note 5 (in thousands):

2017	$107
2018	107
2019	107
2020	45
2021	-
Thereafter	-

Total	$366

9. 7% Series A Cumulative Redeemable Preferred Stock

In connection with the Merger, the Company issued 97,032,848 shares of 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). The terms of these shares provide the Company with the right to redeem such shares at any time for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. In addition, the terms of these shares include an option for a holder of such shares to require the Company to redeem all or a portion of such holder’s shares on or after November 14, 2020 for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. The initial dividend rate on these shares is 7% per annum. The dividend rate will increase to 9% per annum if dividends are not paid in cash for more than six quarters, and to 11% per annum if they are not redeemed after the earlier of certain change of control events and May 14, 2018. Due to the put option provided to the holders of these shares, such shares have been classified outside of permanent stockholder’s equity.

On December 31, 2014, approximately $47.5 million of the proceeds of the Loan were used to redeem 24,650,000 shares of the Series A Preferred Stock. Shares were redeemed on a pro rata basis from each stockholder at a redemption price of $1.9281 per share, which was comprised of the $1.90 liquidation preference per share along with $0.0281 in accumulated and unpaid dividends earned through the December 31, 2014 redemption date.

BRE Holdings currently owns approximately 1.5 million shares of the Series A Preferred Stock.

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million from the date of the Merger Agreement (November 29, 2012). The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of December 31, 2016, the initial liquidation preference has not been adjusted.

Dividends were declared to be paid in cash for all four quarters of 2016, 2015 and 2014, of which 100% were characterized as ordinary income. On December 23, 2016, the Board of Directors of the Company declared a dividend for the Series A Preferred Stock of $0.0333 per share, paid on January 17, 2017 to stockholders of record on January 1, 2017. As of December 31, 2016, the Company accrued $2.4 million for this dividend, which is included in accounts payable and accrued expenses in the consolidated balance sheet.

The table below reconciles the Series A Preferred Stock for the years ended December 31, 2016 and 2015 (in thousands):

Ending balance as of December 31, 2014	$137,160
Dividends declared in 2015	(9,641)
Dividends earned in 2015	9,641

Ending balance as of December 31, 2015	$137,160
Dividends declared in 2016	(9,641)
Dividends earned in 2016	9,641

Ending balance as of December 31, 2016	$137,160

10. Stockholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At December 31, 2016 and 2015, there were 100 shares of common stock issued and outstanding. BRE Holdings owns 100% of the Company’s issued and outstanding common stock. Dividends were declared to be paid in cash for all four quarters of 2016, of which 33.47% were characterized as ordinary income and 66.53% were characterized as return of capital. Dividends were declared to be paid in cash for the second, third and fourth quarters of 2015, of which 98.54% were characterized as ordinary income and 1.46% were characterized as return of capital.

On February 10, 2017, the Company’s Board of Directors declared a dividend on the common stock of $100,000 per share, which was paid on February 13, 2017.

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

The provision for income taxes differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences (in thousands). The income tax benefit for the year ended December 31, 2016 includes an income tax benefit of $0.9 million due to contributions of certain investments in real estate from the REIT to certain TRS during the year.

	Year Ended December 31,
	2016		2015		2014
Statutory federal income tax provision	$6,253	34.0%	$13,505	34.0%	$10,372	34.0%
Adjustment for nontaxable income	(6,635)	-36.1%	(11,468)	-28.9%	(8,150)	-26.7%
State income taxes, net of federal income tax benefit	126	0.7%	390	1.0%	370	1.2%
Contributions to TRS	(942)	-5.1%	-	-%	-	-%
Other	-	-%	(18)	-%	150	0.5%

Total income tax (benefit) expense	($1,198)	-6.5%	$2,409	6.1%	$2,742	9.0%

The components of the Company’s income tax (benefit) expense from continuing operations for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax (benefit) expense:
Current:
Federal	$3,353	$1,887	$2,254
State	728	568	571
Deferred:
Federal	(4,822)	(42)	(75)
State	(457)	(4)	(8)

Total	($1,198)	$2,409	$2,742

The components of the consolidated TRS’s net deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accrued expenses and other	$585	$623
Prepaid expenses and other	21	9
Investment in real estate book-tax basis difference	4,641	-
Goodwill book-tax basis difference	804	-
Net operating loss carryforward	935	935

Total deferred tax assets before valuation allowances	6,986	1,567
Valuation allowances	(935)	(935)

Deferred tax assets	$6,051	$632

Deferred tax liabilities:
Goodwill book-tax basis differences	$145	$-

Deferred tax liabilities	$145	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The $0.9 million valuation allowance recorded at both December 31, 2016 and 2015 is for net operating loss (“NOL”) carryforwards where it is not considered more likely than not that the NOL carryforwards will be realized prior to expiration. The NOL carryforwards will begin to expire in 2034. Based on tax planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

A position taken or expected to be taken by the Company in a tax return is recognized, or derecognized, in the consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of December 31, 2016, the Company does not have any uncertain tax positions. The Company’s policy for interest and penalties, if any, on uncertain tax positions recognized in the consolidated financial statements is to classify these as interest expense and operating expense, respectively.

The Company conducts business and files tax returns in the United States and numerous states and local jurisdictions. The Company’s tax years are generally open after 2012.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company or holders of Series A Preferred Stock. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $17.5 million, $18.3 million and

$17.5 million of franchise fees, marketing fees, and other expenses during the years ended December 31, 2016, 2015 and 2014, respectively, under agreements with Hilton or its subsidiaries. In addition, the Company uses Hilton to procure select capital improvements for its hotels. The Company paid Hilton $0, $3.6 million and $1.0 million during the years ended December 31, 2016, 2015 and 2014, respectively, related to capital improvements. No amounts were owed to Hilton at either December 31, 2016 or December 31, 2015.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $1.6 million, $2.4 million and $1.1 million to this management company during the years ended December 31, 2016, 2015 and 2014, respectively. In addition, the Company owed this management company $0.1 million at December 31, 2016 and 2015 which is included in accounts payable and accrued expenses in the consolidated balance sheets.

13. Discontinued Operations

The discontinued operations presented for the year ended December 31, 2014 represents the individual sales of hotels which were sold prior to the Company’s adoption, on January 1, 2015, of a new accounting standard which revised the accounting definition of a discontinued operation. The Company expects that any future disposals of operating real estate assets would not qualify for discontinued operations reporting presentation, unless the disposals represent a strategic shift that has a major effect on the Company’s operations and financial results.

The Company sold four hotels during 2014 as summarized below (in thousands):

Hotel	Sale Date	Net Proceeds	Gain/(Loss)
Fairfield Inn - Orange Park, Florida	April 2014	$2,978	($67)
Fairfield Inn - Birmingham, Alabama	May 2014	1,509	223
SpringHill Suites - Savannah, Georgia	June 2014	3,405	(285)
SpringHill Suites - Montgomery, Alabama	September 2014	1,488	(21)

Total		$9,380	($150)

The results of operations for these properties prior to the sale are classified as loss from discontinued operations. The following table sets forth the operating results from discontinued operations (in thousands):

Year Ended December 31, 2014

Total revenue	$2,479
Hotel operating expenses	1,938
Taxes, insurance and other	102
General and administrative	67
Interest expense	328
Income tax benefit	(62)
Loss from hotel dispositions	(150)

Loss from discontinued operations	($44)

The Company allocated interest expense to discontinued operations and included such interest expense in computing loss from discontinued operations. Interest expense was allocated by taking the loan release amounts for the discontinued operations, as a percentage of the total outstanding principal, multiplied by the interest expense for the period.

14. Quarterly Financial Data (unaudited)

	Quarter Ended - 2016
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenues	$66,526	$79,380	$79,885	$60,688
Net income (loss)	1,246	10,222	10,406	(2,284)
Series A Preferred Stock dividends declared	(2,410)	(2,411)	(2,410)	(2,410)
Net income (loss) available for common stockholder	(1,164)	7,811	7,996	(4,694)
Basic and diluted net income (loss) per common share available to common stockholder	($11,640.00)	$78,110.00	$79,960.00	($46,940.00)
Distributions declared and paid per common share	$90,000.00	$100,000.00	$260,000.00	$90,000.00

	Quarter Ended - 2015
	March 31	June 30	September 30	December 31 (a)
	(in thousands, except per share data)
Revenues	$63,478	$76,145	$82,126	$65,266
Net income	9,579	9,417	12,932	5,383
Series A Preferred Stock dividends declared	(2,410)	(2,411)	(2,410)	(2,410)
Net income available for common stockholder	7,169	7,006	10,522	2,973
Basic and diluted net income per common share available to common stockholder	$71,690.00	$70,060.00	$105,220.00	$29,730.00
Distributions declared and paid per common share	$-	$90,000.00	$190,000.00	$100,000.00

(a)	Includes $1.7 million loss on disposals of investment in real estate due to property damage at four of the Company’s hotels located in Texas.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Travelport Worldwide Limited and NCR Corporation, which, during some or all of the period covered by this report, may be considered to have been an affiliate of The Blackstone Group L.P. (“Blackstone”), and therefore an affiliate of the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The board of directors and executive officers of the Company are currently comprised of the following four individuals:

Name	Age	Service as Director	Executive Office
William Stein	54	Since 2012	Chief Executive Officer and Senior Managing Director
Brian Kim	37	Since 2012	Chief Financial Officer, Vice President and Managing Director
A.J. Agarwal	50	Since 2013	President and Senior Managing Director
Tyler Henritze	36	Since 2013	Secretary, Vice President and Senior Managing Director

William J. Stein - Mr. Stein, age 54, is the Company’s Chief Executive Officer and Senior Managing Director, and he has served as a director and officer of the Company since November 29, 2012. Mr. Stein is a Senior Managing Director and Global Head of Asset Management in the Real Estate Group of Blackstone, an affiliate of the Company. Since joining Blackstone in 1997, Mr. Stein has been involved in the direct asset management and asset management oversight of Blackstone’s global real estate assets. Before joining Blackstone, Mr. Stein was a Vice President at Heitman Real Estate Advisors and JMB Realty Corp. Mr. Stein received a B.B.A. from the University of Michigan and an M.B.A. from the University of Chicago. Mr. Stein serves on the Board of Directors of Invitation Homes Inc., Hilton Worldwide Holdings Inc., Extended Stay America, Inc. and Nevada Property 1 LLC (The Cosmopolitan of Las Vegas), where he serves on the audit committee. He previously served as a board member of La Quinta Holdings Inc. until November 2014 and of Brixmor Property Group Inc. until August 2016. In selecting Mr. Stein to serve as a director, the Company considered Mr. Stein’s tenure with Blackstone involving the direct asset management and asset management oversight of Blackstone’s global real estate assets, as well as his prior executive positions at other real estate advisory firms.

Brian Kim - Mr. Kim, age 37, is the Company’s Chief Financial Officer, Vice President and Managing Director, and he has served as a director and officer of the Company since November 29, 2012. Mr. Kim is the Head of Acquisitions and Capital Markets at Blackstone Real Estate Income Trust, Inc. (“BREIT”) and a Managing Director in the Real Estate Group of Blackstone, each affiliates of the Company. Before joining Blackstone in 2008, Mr. Kim was an associate at Apollo Real Estate Advisors. Prior to that, Mr. Kim worked for Max Capital Management Corp., a New York City-based real estate investment and management firm and, before Max Capital, he was an analyst in the Investment Banking Group of Credit Suisse First Boston. Mr. Kim received an A.B. in Biology from Harvard College. He currently serves as a board member of La Quinta Holdings Inc. In selecting Mr. Kim to serve as a director, we considered his affiliation with Blackstone, his significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, his experience in working with the management of various other companies owned by Blackstone’s funds, his experience with real estate investing and his extensive financial background.

A.J. Agarwal - Mr. Agarwal, age 50, is the Company’s President and Senior Managing Director, and he has served as a director and officer of the Company since May 17, 2013. Mr. Agarwal is the President of BREIT and a Senior Managing Director in the Real Estate Group of Blackstone, each affiliates of the Company. Mr. Agarwal oversees the global core and core plus real estate business for the Real Estate Group. Prior to joining the Real Estate Group in 2010, Mr. Agarwal was a member of Blackstone’s Financial Advisory Group, leading the firm’s advisory practice in a number of areas, including real estate and leisure/lodging. Mr. Agarwal graduated magna cum laude from Princeton University and received an M.B.A. from Stanford University Graduate School of Business. Mr. Agarwal serves on the Board of Directors of BREIT. Mr. Agarwal previously served as a board member of Extended Stay America, Inc. until March 2015 and of Brixmor Property Group Inc. until July 2015. In selecting Mr. Agarwal to serve as a director, the Company considered Mr. Agarwal’s expertise as a Senior Managing Director in evaluating real estate acquisitions in the North American region and his financial advisory background in the real estate and leisure/lodging sector.

Tyler Henritze - Mr. Henritze, age 36, is the Company’s Secretary, Vice President and Senior Managing Director, and he has served as a director and officer of the Company since May 17, 2013. Mr. Henritze has been a senior managing director in the real estate group of Blackstone, an affiliate of the Company, since January 2013, and is currently the Co-head of US Acquisitions. Prior to being named a senior managing director at Blackstone, Mr. Henritze served as a managing director from January 2011 to December 2012 and as principal from January 2009 to December 2010. Since joining Blackstone in 2004, Mr. Henritze has been involved in over $50 billion of real estate investments across all property types. He played a key role in acquisitions including Motel 6, Duke Realty Office Portfolio, Valad Property Group, Extended Stay Hotels, Equity Office Properties Trust, CarrAmerica Realty, La Quinta and Wyndham International. Before joining Blackstone, Mr. Henritze worked at Merrill Lynch in the real estate investment banking group and was involved in a variety of debt, equity and M&A transactions. Mr. Henritze received a B.S. in Commerce from The McIntire School at the University of Virginia, where he graduated with distinction. He serves on the Board of Directors of Park Hotels & Resorts Inc. and Nevada Property 1 LLC (The Cosmopolitan of Las Vegas), where he serves on the audit committee. He previously served as a board member of Hilton Worldwide Holdings Inc. until May 2015. He is a member of the IREFAC Council of the American Hotel and Lodging Association and is active with City Year NY, serving on its investment community board. In selecting Mr. Henritze to serve as a director, the Company considered his affiliation with Blackstone, his significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, his experience in working with the management of various other companies owned by Blackstone’s funds, his experience with real estate investing and his extensive financial background.

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

Transactions with Related Persons

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company or holders of Series A Preferred Stock. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $17.5 million, $18.3 million and $17.5 million of franchise fees, marketing fees, and other expenses during the years ended December 31, 2016, 2015 and 2014, respectively, under agreements with Hilton or its subsidiaries. In addition, the Company uses Hilton to procure select capital improvements for its hotels. The Company paid Hilton $0, $3.6 million and $1.0 million during the years ended December 31, 2016, 2015 and 2014, respectively, related to capital improvements. No amounts were owed to Hilton at either December 31, 2016 or December 31, 2015.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $1.6 million, $2.4 million and $1.1 million to this management company during the years ended December 31, 2016, 2015 and 2014, respectively. In addition, the Company owed this management company $0.1 million at December 31, 2016 and 2015 which is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

The firm of Deloitte & Touche LLP served as the independent auditors for the Company’s last two fiscal years. The following table presents fees for professional services for the audit of our financial statements for 2016 and 2015, along with fees billed for other services rendered:

Year	Firm	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2016	Deloitte & Touche LLP	$535,000	$159,220	$245,000	$-
2015	Deloitte & Touche LLP	$569,275	$-	$240,000	$-

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

1. Financial Statements of BRE Select Hotels Corp

Report of Independent Registered Public Accounting Firm as of December 31, 2016 and 2015 and each of the three years in the period ended December 31, 2016 — Deloitte & Touche LLP

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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

BRE SELECT HOTELS CORP

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

(dollars in thousands)

				Initial Cost to Company (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost at Which Carried at Close of Period (2) (3)
City	State	Brand	Encum- brances	Land	Building and Improvements	Land, Building and Improvements	Land	Bldg/FF&E/ Other	Total	Acc Depr	Year of Construction	Date Acquired	Depreciable Life
Dothan	Alabama	Courtyard	$5,920	$810	$8,690	$1,421	$822	$10,099	$10,921	($1,131)	1996	May-13	3 -39 yrs.
Dothan	Alabama	Hampton Inn & Suites	9,272	1,110	6,700	1,189	1,115	7,884	8,999	(895)	2004	May-13	3 -39 yrs.
Huntsville	Alabama	Residence Inn	5,848	1,280	8,300	1,233	1,308	9,505	10,813	(1,041)	2002	May-13	3 -39 yrs.
Tuscaloosa	Alabama	Courtyard	9,486	-	7,690	311	19	7,982	8,001	(1,091)	1996	May-13	3 -39 yrs.
Tuscaloosa	Alabama	Fairfield Inn	4,422	-	3,990	1,641	4	5,627	5,631	(611)	1996	May-13	3 -39 yrs.
Anchorage	Alaska	Hampton Inn	12,196	2,020	12,980	1,636	2,071	14,565	16,636	(1,768)	1997	May-13	3 -39 yrs.
Anchorage	Alaska	Hilton Garden Inn	21,040	2,530	20,780	2,146	2,579	22,877	25,456	(2,422)	2002	May-13	3 -39 yrs.
Anchorage	Alaska	Homewood Suites	19,399	3,190	19,510	1,336	3,332	20,704	24,036	(2,165)	2004	May-13	3 -39 yrs.
Phoenix	Arizona	Hampton Inn	9,842	3,930	7,190	542	3,942	7,720	11,662	(932)	1998	May-13	3 -39 yrs.
Arcadia	California	Hilton Garden Inn	17,759	2,940	14,310	1,731	2,989	15,992	18,981	(1,888)	1999	May-13	3 -39 yrs.
Arcadia	California	SpringHill Suites	10,342	2,610	9,130	2,401	2,662	11,479	14,141	(1,677)	1999	May-13	3 -39 yrs.
Bakersfield	California	Hilton Garden Inn	9,414	1,260	10,490	2,541	1,264	13,027	14,291	(1,255)	2004	May-13	3 -39 yrs.
Folsom	California	Hilton Garden Inn	8,487	1,310	11,000	1,596	1,344	12,562	13,906	(1,323)	1999	May-13	3 -39 yrs.
Foothill Ranch	California	Hampton Inn	6,847	2,970	5,080	1,809	3,017	6,842	9,859	(986)	1998	May-13	3 -39 yrs.
Lake Forest	California	Hilton Garden Inn	11,197	4,250	10,440	2,068	4,274	12,484	16,758	(1,595)	2004	May-13	3 -39 yrs.
Milpitas	California	Hilton Garden Inn	32,789	6,600	22,190	2,813	6,604	24,999	31,603	(2,745)	1999	May-13	3 -39 yrs.
Roseville	California	Hilton Garden Inn	8,202	2,470	4,260	1,987	2,515	6,202	8,717	(601)	1999	May-13	3 -39 yrs.
San Francisco	California	Hilton Garden Inn	34,377	7,920	29,100	2,448	7,938	31,530	39,468	(3,208)	1999	May-13	3 -39 yrs.
Glendale	Colorado	Hampton Inn & Suites	14,050	3,480	17,090	2,717	3,490	19,797	23,287	(2,269)	1999	May-13	3 -39 yrs.
Lakewood	Colorado	Hampton Inn	12,339	2,520	12,590	990	2,543	13,557	16,100	(1,742)	2003	May-13	3 -39 yrs.
Farmington	Connecticut	Courtyard	13,123	2,600	15,030	2,068	2,610	17,088	19,698	(2,178)	2005	May-13	3 -39 yrs.
Rocky Hill	Connecticut	Residence Inn	11,197	1,640	14,700	1,602	1,675	16,267	17,942	(1,953)	2005	May-13	3 -39 yrs.
Wallingford	Connecticut	Homewood Suites	10,770	1,250	12,530	860	1,267	13,373	14,640	(1,548)	2005	May-13	3 -39 yrs.
Lake Mary	Florida	Courtyard	5,420	1,190	5,570	1,502	1,201	7,061	8,262	(773)	1995	May-13	3 -39 yrs.
Lakeland	Florida	Residence Inn	10,841	630	9,740	1,939	646	11,663	12,309	(1,463)	2001	May-13	3 -39 yrs.
Panama City	Florida	Courtyard	9,414	560	7,310	1,303	562	8,611	9,173	(1,258)	2006	May-13	3 -39 yrs.
Pensacola	Florida	Courtyard	7,774	610	8,740	416	643	9,123	9,766	(1,282)	1997	May-13	3 -39 yrs.
Pensacola	Florida	Fairfield Inn	3,423	530	4,060	1,343	531	5,402	5,933	(582)	1995	May-13	3 -39 yrs.
Pensacola	Florida	Hampton Inn & Suites	8,273	540	6,540	1,473	543	8,010	8,553	(965)	2005	May-13	3 -39 yrs.
Tallahassee	Florida	Hilton Garden Inn	10,556	2,270	9,780	1,505	2,274	11,281	13,555	(1,307)	1997	May-13	3 -39 yrs.
Columbus	Georgia	Residence Inn	6,419	1,190	7,600	1,513	1,195	9,108	10,303	(1,384)	2003	May-13	3 -39 yrs.
Valdosta	Georgia	Courtyard	5,135	1,160	7,690	362	1,180	8,032	9,212	(1,117)	2002	May-13	3 -39 yrs.
Mt. Olive	New Jersey	Residence Inn	12,695	2,930	14,860	1,740	2,933	16,597	19,530	(2,060)	2005	May-13	3 -39 yrs.
Somerset	New Jersey	Homewood Suites	11,411	3,120	8,830	1,681	3,124	10,507	13,631	(1,312)	2005	May-13	3 -39 yrs.
Saratoga Springs	New York	Hilton Garden Inn	19,328	960	17,020	1,865	960	18,885	19,845	(2,058)	1999	May-13	3 -39 yrs.

				Initial Cost to Company (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost at Which Carried at Close of Period (2) (3)
City	State	Brand	Encum- brances	Land	Building and Improvements	Land, Building and Improvements	Land	Bldg/FF&E/ Other	Total	Acc Depr	Year of Construction	Date Acquired	Depreciable Life
Roanoke Rapids	North Carolina	Hilton Garden Inn	7,346	1,740	3,870	393	1,744	4,259	6,003	(529)	2008	May-13	3 -39 yrs.
Hillsboro	Oregon	Courtyard	24,321	3,240	11,280	914	3,260	12,174	15,434	(1,811)	1996	May-13	3 -39 yrs.
Hillsboro	Oregon	Residence Inn	26,389	3,790	16,540	3,724	3,805	20,249	24,054	(2,511)	1994	May-13	3 -39 yrs.
Hillsboro	Oregon	TownePlace Suites	20,113	3,200	11,070	2,409	3,232	13,447	16,679	(1,763)	1999	May-13	3 -39 yrs.
Portland	Oregon	Residence Inn	50,995	8,430	59,480	4,603	8,446	64,067	72,513	(6,632)	2001	May-13	3 -39 yrs.
Pittsburgh	Pennsylvania	Residence Inn	17,402	3,550	19,730	4,465	3,559	24,186	27,745	(2,661)	1998	May-13	3 -39 yrs.
Myrtle Beach	South Carolina	Courtyard	9,058	1,240	9,570	2,777	1,300	12,287	13,587	(1,876)	1999	May-13	3 -39 yrs.
Nashville	Tennessee	Homewood Suites	15,263	1,010	10,670	934	1,044	11,570	12,614	(1,515)	1999	May-13	3 -39 yrs.
Dallas	Texas	SpringHill Suites	15,619	1,200	14,660	1,116	1,206	15,770	16,976	(1,831)	1997	May-13	3 -39 yrs.
Fort Worth	Texas	Homewood Suites	10,627	1,250	12,180	6,238	1,257	18,411	19,668	(646)	1999	May-13	3 -39 yrs.
Fort Worth	Texas	Residence Inn	16,592	3,850	16,740	2,505	3,850	19,245	23,095	(2,163)	2005	May-13	3 -39 yrs.
Fort Worth	Texas	SpringHill Suites	10,199	1,780	13,820	637	1,795	14,442	16,237	(1,738)	2004	May-13	3 -39 yrs.
Laredo	Texas	Homewood Suites	10,270	1,030	10,200	1,829	1,030	12,029	13,059	(1,551)	2005	May-13	3 -39 yrs.
Laredo	Texas	Residence Inn	10,912	670	9,170	2,213	670	11,383	12,053	(1,752)	2005	May-13	3 -39 yrs.
McAllen	Texas	Hilton Garden Inn	8,273	1,510	7,490	1,868	1,518	9,350	10,868	(684)	2000	May-13	3 -39 yrs.
Kent	Washington	TownePlace Suites	14,906	2,180	13,140	2,083	2,218	15,185	17,403	(1,820)	1999	May-13	3 -39 yrs.
Mukilteo	Washington	TownePlace Suites	13,052	3,020	11,920	1,786	3,042	13,684	16,726	(1,680)	1999	May-13	3 -39 yrs.
Redmond	Washington	Marriott	50,068	19,260	46,340	5,369	19,266	51,703	70,969	(5,357)	2004	May-13	3 -39 yrs.
Renton	Washington	Hilton Garden Inn	16,832	2,010	19,190	2,840	2,035	22,005	24,040	(2,318)	1998	May-13	3 -39 yrs.

			$757,245	$138,340	$708,570	$104,431	$139,453	$811,888	$951,341	($93,423)

(1)	Represents acquisition date fair value.
(2)	The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.
(3)	Reconciliaiton of Real Estate and Accumulated Depreciation.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2016

(in thousands)

	2016	2015	2014
Investment in real estate:
Beginning balance	$1,060,555	$1,018,604	$975,373
Improvements	37,548	56,452	43,231
Hotels held for sale	(49,426)	-	-
Disposals and impairments	(97,336)	(14,501)	-
Ending balance	$951,341	$1,060,555	$1,018,604

	2016	2015	2014
Accumulated depreciation:
Beginning balance	$73,915	$43,771	$16,359
Depreciation expense	38,507	33,775	27,412
Hotels held for sale	(6,330)	-	-
Disposals and impairment	(12,669)	(3,631)	-
Ending balance	$93,423	$73,915	$43,771

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

By:	/s/ WILLIAM J. STEIN	Date: March 27, 2017
William J. Stein Chief Executive Officer and Senior Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM J. STEIN	Date: March 27, 2017
William J. Stein Director, Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

By:	/s/ BRIAN KIM	Date: March 27, 2017
Brian Kim Director, Chief Financial Officer, Vice President and Managing Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ A.J. AGARWAL	Date: March 27, 2017
A.J. Agarwal Director

By:	/s/ TYLER HENRITZE	Date: March 27, 2017
Tyler Henritze Director

Exhibit Number	Description of Documents

2.1	Agreement and Plan of Merger, dated as of November 29, 2012, among Apple REIT Six, Inc., a Virginia corporation, BRE Select Hotels Holdings LP, a Delaware limited partnership, and BRE Select Hotels Corp, a Delaware corporation and a wholly-owned subsidiary of Buyer (incorporated by reference from Annex A of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013 (File No. 333-186090)).

2.2	Plan of Merger merging Apple REIT Six, Inc., a Virginia corporation, with and into BRE Select Hotels Corp, a Delaware Corporation (incorporated by reference from Annex B of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013 (File No. 333-186090)).

3.1	Amended and Restated Certificate of Incorporation of BRE Select Hotels Corp (incorporated by reference from Exhibit 3.1 of BRE Select Hotels Corp’s Form 8-K filed on May 20, 2013(File No. 333-186090)).

3.2	Amended and Restated Bylaws of BRE Select Hotels Corp (incorporated by reference from Exhibit 3.2 of BRE Select Hotels Corp’s Form 8-K filed on May 20, 2013 (File No. 333-186090)).

4.1	Form of Certificate of Designations of 7% Series A Cumulative Redeemable Preferred Stock of BRE Select Hotels Corp (incorporated by reference from Annex E of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013 (File No. 333-186090)).

10.1	Loan Agreement dated as of December 3, 2014 by and among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P., and BRE Select Hotels Clearwater LLC, collectively, as Borrower, and BRE Select Hotels Operating LLC, as Operating Lessee, and , Citigroup Global Markets Realty Corp., German American Capital Corporation, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, collectively, as Lender (incorporated by reference from Exhibit 10.1 of BRE Select Hotels Corp’s Annual Report on Form 10-K filed on March 20, 2015 (File No. 333-186090)).

10.2	Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated as of December 3, 2014 by Borrower and Operating Lessee, collectively, as Mortgagor, to Citigroup Global Markets Realty Corp., German American Capital Corporation, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, collectively, as Mortgagee (incorporated by reference from Exhibit 10.2 of BRE Select Hotels Corp’s Annual Report on Form 10-K filed on March 20, 2015 (File No. 333-186090)).

10.3	Guaranty Agreement executed as of December 3, 2014 by BSHH LLC in favor of Citigroup Global Markets Realty Corp., German American Capital Corporation, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, collectively, as Lender (incorporated by reference from Exhibit 10.3 of BRE Select Hotels Corp’s Annual Report on Form 10-K filed on March 20, 2015 (File No. 333-186090)).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the registrant.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Section 13(r) Disclosure.*

101	The following materials from BRE Select Hotels Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

*	Filed herewith
**	Furnished herewith

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