Form 10-Q
period 2017-03-31
BRE Select Hotels Corp
filed 2017-05-12
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at May 12, 2017

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate, net of accumulated depreciation of $101,404 and $93,423, respectively	$856,008	$857,918
Hotels held for sale	—	$43,096
Cash	29,312	25,170
Restricted cash	7,352	5,996
Due from third-party managers, net	4,558	4,518
Insurance receivable	5,067	5,067
Prepaid expenses and other assets	4,039	2,798
Goodwill	110,215	116,470
Deferred tax assets	4,636	6,051

TOTAL ASSETS	$1,021,187	$1,067,084

LIABILITIES
Accounts payable and accrued expenses	8,525	12,729
Due to third-party managers, net	1,374	1,113
Mortgages payable	754,507	757,245
Mortgages payable related to assets of hotels held for sale	—	35,871
Other liabilities	—	145

TOTAL LIABILITIES	764,406	807,103
Commitments and contingencies (Note 8)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 72,382,848 issued and outstanding at March 31, 2017 and December 31, 2016	137,160	137,160
STOCKHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	119,621	122,821

TOTAL STOCKHOLDER’S EQUITY	119,621	122,821

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,021,187	$1,067,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2017	2016
REVENUE
Room revenue	$56,418	$62,187
Other revenue	4,902	4,339

Total revenue	61,320	66,526
EXPENSES
Operating expense	14,501	15,838
Hotel administrative expense	5,730	6,456
Sales and marketing	4,986	5,375
Utilities	2,090	2,177
Repair and maintenance	2,390	2,698
Franchise fees	2,763	3,091
Management fees	1,851	2,230
Taxes, insurance and other	3,792	3,612
General and administrative	1,827	1,175
Depreciation expense	8,923	10,606

Total expenses	48,853	53,258

Impairment of investment in real estate	—	(5,513)
Gain on sale of hotel properties	3,628	—
Operating income	16,095	7,755
Interest expense, net	(6,923)	(8,116)

Income (loss) before income tax benefit	9,172	(361)
Income tax benefit	38	1,607

Net income	9,210	1,246
Series A Preferred Stock dividends declared	(2,410)	(2,410)

Net income (loss) available for common stockholder	$6,800	($1,164)

Basic and diluted net income per common share
Total basic and diluted net income (loss) per common share available to common stockholder	$68,000.00	$(11,640.00)

Dividends declared per common share	$100,000	$90,000
Weighted average common shares outstanding—basic and diluted	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$9,210	$1,246
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,923	10,606
Impairment of investment in real estate	—	5,513
Gain on sale of hotel properties	(3,628)	—
Amortization of deferred financing costs	—	1,260
Deferred income taxes	1,415	(920)
Other non-cash expenses, net	—	(7)
Changes in operating assets and liabilities:
Decrease in due to/from third-party managers, net	221	2,357
Decrease in insurance receivable	—	134
Increase in prepaid expenses and other assets	(1,332)	(1,150)
Decrease in accounts payable and accrued expenses	(1,377)	(791)
(Decrease) increase in other liabilities	(145)	534

Net cash provided by operating activities	13,287	18,782
Cash flows from investing activities:
Capital improvements	(9,714)	(12,702)
Proceeds from sale of assets	52,853	—
Property insurance proceeds	91	3

Net cash provided by (used in) investing activities	43,230	(12,699)
Cash flows from financing activities:
Payments of mortgage debt	(38,609)	(109)
Dividends paid to Series A Preferred stockholders	(2,410)	(2,410)
Dividends paid to common stockholder	(10,000)	(9,000)

Net cash used in financing activities	(51,019)	(11,519)
Net increase (decrease) in cash and restricted cash	5,498	(5,436)
Cash and restricted cash, beginning of period	31,166	35,308

Cash and restricted cash, end of period	$36,664	$29,872

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$7,028	$6,912
Taxes paid	$23	$70
Accrued capital improvements	$2,424	$2,041
Accrued 7% Series A Preferred Stock dividends	$2,410	$2,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of March 31, 2017, the Company owned 54 hotels located in 17 states with an aggregate of 6,449 rooms.

2. Summary of Significant Accounting Policies

Principles of Consolidation – The unaudited condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these condensed consolidated financial statements. Operating results for the interim periods herein are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The following table provides detail regarding cash and restricted cash that sums to the total of such amounts presented in the accompanying condensed consolidated statements of cash flows (in thousands).

	March 31,	December 31,	March 31,	December 31,
	2017	2016	2016	2015
Cash	$29,312	$25,170	$20,518	$29,137
Restricted cash	7,352	5,996	9,354	6,171

Total cash and restricted cash	$36,664	$31,166	$29,872	$35,308

Due from Third-Party Managers, net – Due from third-party managers, net, represents the net working capital advanced to and held by the hotel management companies for operation of the hotels.

Due to Third-Party Managers, net – Due to third-party managers, net, represents management fees due in excess of the net working capital advanced to and held by the hotel management companies for operation of the hotels.

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

If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and in such instances an impairment loss may be recorded. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. Fair value is determined by using management’s best estimate of the discounted net cash flows over the remaining useful life of the asset, or other indicators of fair value.

No triggering events have occurred to indicate that the asset carrying values are not recoverable as of March 31, 2017.

During the first quarter of 2016, the Company executed a letter of intent to sell the Hilton Garden Inn – Fredericksburg, Virginia property. As a result, a test for impairment of the property was performed during the first quarter of 2016 with fair value determined, in part, based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property. The test resulted in a non-cash impairment of investment in real estate of $5.5 million for the three months ended March 31, 2016. The Hilton Garden Inn – Fredericksburg, Virginia property was subsequently sold in August 2016.

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

The following table details the carrying amount of the Company’s goodwill at March 31, 2017 and December 31, 2016 (in thousands). The goodwill allocated to the sale of hotel properties represents the goodwill amounts allocated at the Acquisition Date to the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida, TownePlace Suites – Las Colinas, Texas, Courtyard – Albany, Georgia and Springhill Suites – Arlington, Texas hotel properties which were sold in the first quarter of 2017, and is included within the determination of gain on sale of hotel properties presented in the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2017.

Balance as of December 31, 2016
Goodwill	$116,470
Accumulated impairment losses	—

116,470
Allocated to sale of hotel properties	(6,255)

Balance as of March 31, 2017
Goodwill	110,215
Accumulated impairment losses	—

$110,215

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

Income Taxes – The Company made an election, through the filing of Form 1120-REIT for 2012, to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the Company’s short taxable year ended December 31, 2012. In order to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its stockholders, subject to certain adjustments and excluding any net capital gain. The Company’s taxable REIT income and dividend requirements to maintain REIT status are determined on an annual basis. The Company intends to adhere to these requirements to qualify for REIT status, and assuming it does qualify for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s stockholder. Dividends paid in excess of REIT taxable income for the year will generally not be taxable to the common stockholder. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes.

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

Income (loss) per Common Share – Basic income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period, after giving effect to the 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) dividends declared during the period. There were no potential dilutive shares during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

Segment Information –The Company derives revenues and cash flows from its hotel portfolio. Hotel portfolio financial information is analyzed for purposes of assessing performance and allocating resources. Therefore, the Company has one operating segment consisting of its hotel portfolio.

New Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting update will become effective for accounting periods beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2016. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company will be required to apply the provisions of ASU 2017-04 for accounting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years. Earlier application is permitted. The Company does not expect the new standard to impact its condensed consolidated financial statements unless an impairment loss is determined to exist in a future period.

3. Investment in Real Estate, net

Investment in real estate, net as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Land and Improvements	$139,473	$139,453
Building and Improvements	749,019	735,863
Furniture, Fixtures and Equipment	55,695	52,706
Construction in Progress	13,225	23,319

	957,412	951,341
Less: Accumulated Depreciation	(101,404)	(93,423)

Investment in Real Estate, net	$856,008	$857,918

4. Sale of Hotel Properties

During the three months ended March 31, 2017, the Company sold six hotels as summarized below (in thousands):

Hotel	Date of Sale	Proceeds	Gain	Mortgage Payable Repaid
Fairfield Inn—Huntsville, Alabama	January 2017	$4,575	$0	$4,444
TownePlace Suites—Arlington, Texas	January 2017	8,001	0	3,606
Springhill Suites—Clearwater, Florida	January 2017	5,767	0	4,971
TownePlace Suites—Las Colinas, Texas	January 2017	16,867	3,072	8,248
Courtyard—Albany, Georgia	February 2017	8,628	0	6,242
Springhill Suites—Arlington, Texas	March 2017	9,015	556	8,360

Total		$52,853	$3,628	$35,871

The Company received proceeds of $52.9 million, which are net of selling costs of $1.7 million. Due to the sale of the hotels, the Company made an additional principal payment of $2.6 million in order to comply with the debt yield as required under the terms of the Company’s mortgage loan agreement.

5. Hotels Held for Sale

During the fourth quarter of 2016, the Company committed to a plan to sell six hotels and accordingly the hotels were classified as hotels held for sale as of December 31, 2016. Hotels held for sale presented in the December 31, 2016 condensed consolidated balance sheet consisted of the investment in real estate of each hotel, which was measured at December 31, 2016 at the lower of carrying value or fair value, less costs to sell. Mortgages payable related to assets of hotels held for sale presented in the December 31, 2016 condensed consolidated balance sheet represents the principal of the mortgage payable that the Company was contractually required to repay in connection with the sale of the hotels. There were no other major captions of assets or liabilities related to the hotels held for sale. The following is a summary of hotels held for sale as of December 31, 2016 (in thousands).

Hotel	Assets of Hotels Held for Sale
Fairfield Inn—Huntsville, Alabama	$3,613
TownePlace Suites—Arlington, Texas	7,136
Springhill Suites—Clearwater, Florida	4,973
TownePlace Suites—Las Colinas, Texas	12,330
Springhill Suites—Arlington, Texas	7,195
Courtyard—Albany, Georgia	7,849

Total	$43,096

The Company sold all six hotels in the first quarter of 2017 as described in Note 4.

6. Mortgages Payable

Mortgages payable as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Mortgages payable related to assets held and used	$754,507	$757,245
Mortgages payable related to assets of hotels held for sale	—	35,871

Total mortgages payable	$754,507	$793,116

On December 3, 2014, certain indirect wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a loan agreement (the “Loan Agreement”) with commercial lenders (collectively, the “Lenders”), pursuant to which the Borrowers obtained an $830 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 53 of the 54 properties owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account.

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

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $16.5 million and $16.6 million as of March 31, 2017 and December 31, 2016, respectively, and is included in mortgages payable in the condensed consolidated balance sheets.

Components of interest expense for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Mortgage debt	$7,032	$6,953
Amortization of deferred financing costs	—	1,260
Capitalized interest	(109)	(97)

Total interest expense, net	$6,923	$8,116

Future scheduled principal payments of debt obligations (assuming exercise of extension option under the Loan Agreement) as of March 31, 2017 are as follows (in thousands):

2017 (remaining months)	$347
2018	738,519
2019	510
2020	533
2021	562
Thereafter	14,036

Total	$754,507

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

The table excludes cash and cash equivalents, restricted cash, due from third-party managers, net, insurance receivable, accounts payable and accrued expenses, and due to third-party managers, net, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities not measured at fair value:
Mortgages payable	$754,507	$754,032	$793,116	$792,699

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

Impairment of investment in real estate – The impairment determination for the Hilton Garden Inn – Fredericksburg, Virginia property during the three months ended March 31, 2016 described in Note 2 was based on Level 2 fair value measurements.

8. Commitments and Contingencies

Insurance – The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where the Company believes such coverage is warranted or required under the terms of the Loan. On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. Insurance receivable related to fiscal year 2015 property insurance claims totaled $5.1 million at both March 31, 2017 and December 31, 2016. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with the Company’s insurance providers. As of March 31, 2017, the total estimated insurance recoveries are probable, and the collectability of the insurance receivable at March 31, 2017 is reasonably assured.

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

In February 2017, the Company received $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger. The proceeds are included in other revenue in the condensed consolidated statement of operations for the three months ended March 31, 2017.

Franchise Agreements – As of March 31, 2017, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements – As of March 31, 2017, each of the Company’s 54 hotels were operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. The agreements have remaining terms generally ranging from less than one year to 17 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, may enter into management agreements to manage retail premises ancillary to its hotels.

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

Ground Leases – As of March 31, 2017, three of the Company’s hotel properties had ground leases with remaining terms ranging from three to 17 years, which may be extended at the Company’s election. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 17 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Ground lease expenses totaled $0 and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to March 31, 2017 and thereafter are as follows (in thousands):

2017 (remaining months)	$80
2018	107
2019	107
2020	45
Thereafter	—

Total	$339

9. 7% Series A Cumulative Redeemable Preferred Stock

In connection with the Merger, the Company issued 97,032,848 shares of Series A Preferred Stock. The terms of these shares provide the Company with the right to redeem such shares at any time for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. In addition, the terms of these shares include an option for a holder of such shares to require the Company to redeem all or a portion of such holder’s shares on or after November 14, 2020 for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. The initial dividend rate on these shares is 7% per annum. The dividend rate will increase to 9% per annum if dividends are not paid in cash for more than six quarters, and to 11% per annum if they are not redeemed after the earlier of certain change of control events and May 14, 2018. Due to the put option provided to the holders of these shares, such shares have been classified outside permanent stockholder’s equity.

BRE Holdings currently owns approximately 1.5 million shares of the Series A Preferred Stock.

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million from the date of the Merger Agreement (November 29, 2012). The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of March 31, 2017, the initial liquidation preference has not been adjusted.

On March 28, 2017, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 17, 2017 to stockholders of record on April 1, 2017. As of March 31, 2017, the Company accrued $2.4 million for this dividend, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

10. Stockholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At March 31, 2017 and December 31, 2016, there were 100 shares of common stock issued and outstanding.

On February 10, 2017, the Board of Directors of the Company declared a dividend on its common stock of $100,000 per share, which was paid on February 13, 2017.

11. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three months ended March 31, 2017 and 2016, the Company recorded $0 and $1.6 million of income tax benefit, respectively. The income tax benefit for the three months ended March 31, 2017 and 2016 is comprised of federal and state income taxes.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company, common stockholder, or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $3.7 million and $3.8 million of franchise fees, marketing fees and other expenses during the three months ended March 31, 2017 and 2016, respectively, under agreements with Hilton or its subsidiaries. No amounts were outstanding to Hilton as of March 31, 2017 or December 31, 2016.

A management company provides services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $0.6 million and $0.5 million to this management company during the three months ended March 31, 2017 and 2016, respectively. In addition, the Company owed this management company $0 and $0.1 million as of March 31, 2017 and December 31, 2016, respectively, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

In this Quarterly Report, the terms “the Company,” “we” or “our” refer to BRE Select Hotels Corp, together with its wholly-owned subsidiaries. Except where the context suggests otherwise, as used in this Quarterly Report, “occupancy” represents the total number of hotel rooms sold in a given period divided by the number of hotel rooms available; “Average Daily Rate,” or ADR, represents the average room price at a hotel or group of hotels and is computed by dividing total hotel room revenues by the total number of rooms sold in a given period; and “Revenue Per Available Room,” or RevPAR, is the product of occupancy and ADR.

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

Such factors include, but are not limited to, risks inherent in the hospitality industry; adverse national and regional economic conditions; industry competition; the Company’s dependence on third-party management companies; segment concentration; limitations in the Company’s operating agreements; the Company’s dependence on other hospitality brands; risks associated with the Company’s indebtedness; financing risks; risks related to litigation, regulatory proceedings or inquiries; changes in or interpretations of laws or regulations that impact the Company; risk related to the Company’s status as a real estate investment trust (“REIT”); and the factors discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”) and in this Quarterly Report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the SEC. Any forward-looking statement that the Company makes speaks only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

We are a REIT focused on the ownership of upscale, extended-stay and select-service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott, TownePlace Suites by Marriott and Marriott brands. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors. As of March 31, 2017, our portfolio consisted of 54 hotels, containing a total of 6,449 rooms diversified among markets in 17 states.

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple Six. On May 14, 2013, we completed the acquisition of Apple Six pursuant to the merger agreement, by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us.

Our strategy is to own primarily premium branded select service hotels, concentrated in markets that offer multiple demand generators and high barriers to entry. We believe that premium branded select service hotels offer attractive returns in their ability to generate high RevPAR levels, combined with an efficient operating model to control costs and generate positive cash flows. All 54 of our hotel properties are Hilton or Marriott branded properties.

We actively monitor the profitability of our properties and aim to maximize stockholder value by evaluating opportunities to acquire or dispose of properties. As such, the composition and size of our hotel portfolio may change materially over time.

Our hotel portfolio experienced a decline in room revenue for the three months ended March 31, 2017 compared to the prior year primarily due to the sale of two properties in August 2016 and six properties in the first quarter of 2017. ADR increased slightly while occupancy remained flat over the period. Operating income improved due to the gain on sale of hotel properties of $3.6 million in 2017 and the absence of impairments of investment in real estate in the first quarter of 2017 compared to the same period in 2016. Although our hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, the performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We are cautiously optimistic that both the hotel industry and our portfolio will achieve moderate growth in the upcoming quarters, due to forecasted growth in the U.S. economy along with continued expected increased demand versus available supply. In addition, since 2014 we have renovated over 80% of our hotel portfolio. The resulting property improvements are expected to further improve our financial results through increased room rates at our properties.

We have elected to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our stockholders, subject to certain adjustments and excluding any net capital gain. In addition, as a REIT we are not permitted to operate or manage our hotels. Accordingly, all of our hotels are leased to our property-owning subsidiaries and are operated pursuant to hotel management agreements between our TRS lessees and unaffiliated third-party hotel management companies as follows:

Management Company	Number of Hotels	Number of Rooms
Inn Ventures, Inc.	10	1,493
Interstate Hotels & Resorts, Inc.	9	1,055
White Lodging Services Corporation	8	1,002
Larry Blumberg & Associates	12	943
Texas Western Hospitality	5	615
Marriott International, Inc.	3	542
OTO Development, LLC	5	496
Sage Hospitality	2	303

Total	54	6,449

We currently intend to adhere to these requirements to qualify for REIT status. There can be no assurance that we will qualify as a REIT for any particular year, however. If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax at corporate rates and distributions to our stockholders would not qualify for the dividends paid deduction. This tax liability would reduce net earnings available for distribution to our stockholders. In addition, we would generally be disqualified from treatment as a REIT for the year in which we lose our REIT status and for the four taxable years following such year.

Recent Events

In January 2017 we sold the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida and TownePlace Suites – Las Colinas, Texas. In February 2017, we sold the Courtyard – Albany, Georgia. In March 2017, we sold the Springhill Sites – Arlington, Texas. In August 2016, we sold the Marriott – Boulder, Colorado and the Hilton Garden Inn – Fredericksburg, Virginia properties. The eight hotels sold in 2017 and 2016 are collectively referred to as the “Sold Properties.”

In February 2017, we received $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger. The proceeds are included in other revenue in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2017.

On June 5, 2015, we evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. For the year ended December 31, 2015, we recorded a total estimated loss due to property damage of $1.7 million, net of estimated property insurance recoveries of $8.6 million for this hotel and three other properties in Texas also impacted by the May 2015 flooding but which did not result in the temporary closures of these properties. Insurance receivable related to fiscal year 2015 property insurance claims totaled $5.1 million at both March 31, 2017 and December 31, 2016. We collected $0 and $0.1 million of the insurance receivable during the three months ended March 31, 2017 and 2016, respectively. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with our insurance providers.

Our Hotel Portfolio

As of March 31, 2017 we owned 54 hotels with an aggregate of 6,499 rooms located in 17 states. The following tables summarize the hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
Brand Affiliation	Number of Hotels	Number of Rooms
Marriott
Residence Inn	10	1,247
Courtyard	9	906
TownePlace Suites	3	416
SpringHill Suites	3	379
Marriott	1	262
Fairfield Inn	2	125

Subtotal	28	3,335
Hilton
Hilton Garden Inn	13	1,645
Hampton Inn / Hampton Inn & Suites	7	757
Homewood Suites	6	712

Subtotal	26	3,114

Total	54	6,449

Number of Hotels and Guest Rooms by State
State	Number of Hotels	Number of Rooms
California	9	1,078
Texas	7	897
Washington	4	692
Oregon	4	671
Florida	7	581
Alabama	5	382
Alaska	3	348
Connecticut	3	319
Colorado	2	303
New Jersey	2	246
Georgia	2	162
Pennsylvania	1	156
North Carolina	1	147
South Carolina	1	135
Tennessee	1	121
New York	1	112
Arizona	1	99

Total	54	6,449

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
(in thousands)	2017	Percent of Revenue	2016	Percent of Revenue
Total hotel revenue	$61,320	100%	$66,526	100%
Hotel operating expenses	34,311	56%	37,865	57%
Taxes, insurance and other expense	3,792	6%	3,612	5%
General and administrative expense	1,827	3%	1,175	2%
Depreciation	8,923		10,606
Impairment of investment in real estate	—		5,513
Gain on sale of hotel properties	(3,628)		—
Interest expense, net	6,923		8,116
Income tax benefit	(38)		(1,607)

Comparable Operating Metrics

The follow table reflects key operating metrics for our 54 hotels owned as of March 31, 2017 (“Comparable Properties”). We define Comparable Properties as the results generated by the 54 hotels owned as of the end of the reporting period.

	For the three months ended March 31,
Statistical Data	2017	2016
Occupancy	71.6%	71.0%
ADR	$132.33	$132.02
RevPAR	$94.79	$93.72
RevPAR Index	120	119

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended March 31, 2017 and 2016, we had total hotel revenue of $61.3 million and $66.5 million, respectively. The decline was largely due to $6.5 million in revenue attributable to the Sold Properties that was earned during the three months ended March 31, 2016 but not earned in 2017 due to the disposition of the Sold Properties. The decline in total hotel revenue attributable to the Sold Properties was partly offset by the $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2017 and 2016, hotel operating expenses totaled $34.3 million and $37.9 million, respectively, representing 56% and 57% of total hotel revenue, respectively. The decline was largely due to $3.8 million in expenses attributable to the Sold Properties that were incurred during the three months ended March 31, 2016 but not incurred in 2017 due to the disposition of the Sold Properties.

Excluding the impact of the Sold Properties, our results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 reflect the impact of increases in revenues at our Comparable Properties and our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the three months ended March 31, 2017 and 2016 were $3.8 million and $3.6 million, respectively, or 6% and 5% of total hotel revenue, respectively. We continued to experience increases in property taxes in 2017 as the economy has continued to improve, and localities have reassessed property values accordingly.

General and administrative expense for the three months ended March 31, 2017 and 2016 was $1.8 million and $1.2 million, or 3% and 2% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses. The increase in 2017 compared to 2016 was due to higher advisory and legal fees due to the sale of six hotels during the three months ended March 31, 2017 compared to no sales of hotels during the three months ended March 31, 2016.

Depreciation expense for the three months ended March 31, 2017 and 2016 was $8.9 million and $10.6 million, respectively. The decrease in 2017 compared to 2016 was largely due to $1.4 million in depreciation expense attributable to the Sold Properties that was incurred during the three months ended March 31, 2016 but not incurred in 2017 due to the disposition of the Sold Properties.

Impairment of investment in real estate for the three months ended March 31, 2017 and 2016 was $0 and $5.5 million, respectively. We had no impairments in the three months ended March 31, 2017, compared to the three months ended March 31, 2016 when a non-cash impairment of investment in real estate of $5.5 million was recorded for the Hilton Garden Inn – Fredericksburg, Virginia property, which was subsequently sold in August 2016.

Gain on sale of hotel properties for the three months ended March 31, 2017 and 2016 was $3.6 million and $0, respectively. We sold six hotels during the three months ended March 31, 2017 compared to no sales of hotels during the three months ended March 31, 2016.

Interest expense, net for the three months ended March 31, 2017 and 2016 was $6.9 million and $8.1 million, respectively. The decrease was due primarily to the elimination of $1.3 million of amortization of deferred financing costs in 2017 compared to 2016 as all costs were fully amortized in 2016. We capitalized interest of $0.1 million in both the three months ended March 31, 2017 and 2016, respectively, related to capital improvement projects at several of our hotels.

Income tax benefit for the three months ended March 31, 2017 and 2016 was $0 and $1.6 million, respectively. The income tax benefit for the three months ended March 31, 2017 as compared to the prior year is lower due to the gain on sale of certain hotel properties during the three months ended March 31, 2017. Excluding the sale of hotels, our effective tax rate was consistent period over period.

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

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Net income	$9,210	$1,246
Depreciation and amortization	8,923	10,606
Interest expense, net	6,923	8,116
Income tax benefit	(38)	(1,607)

EBITDA	25,018	18,361
Impairment of investment in real estate	—	5,513
Gain on sale of hotel properties	(3,628)	—

Adjusted EBITDA	$21,390	$23,874

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

Net cash flows provided by operating activities for the three months ended March 31, 2017 declined by $5.5 million compared to the three months ended March 31, 2016, primarily due to the impact of eight fewer hotels for the full three month period in 2017 compared to 2016 due to the sale of the Sold Properties. Net cash flows provided by (used in) investing activities for the three months ended March 31, 2017 increased by $55.9 million compared to the three months ended March 31, 2016, due primarily to the $52.9 million in proceeds from the sale of hotel properties in 2017. Net cash used in financing activities for the three months ended March 31, 2017 increased by $39.5 million compared to the three months ended March 31, 2016, due to repayment of $38.5 million of mortgage debt related to the Sold Properties during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Mortgage Loans

On December 3, 2014, certain of our indirect wholly owned subsidiaries (the “Borrowers”) with commercial lenders (collectively, the “Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained an $830 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 53 of the 54 properties owned or ground-leased by certain of our subsidiaries, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account. We exercised the first of three one-year extensions permissible per the loan agreement, which extended the maturity to December 9, 2017. We plan to exercise the second of the three one-year extensions permissible per the loan agreement.

As of March 31, 2017, we had $754.5 million in mortgages payable, comprised of $738.0 million under the Loan, and $16.5 million secured by the Fort Worth, Texas Residence Inn property. In connection with the sales of the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida, TownePlace Suites – Las Colinas, Texas, Courtyard – Albany, Georgia and Springhill Sites – Arlington, Texas, we repaid $38.5 million of the Loan.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $9.7 million in capital improvements in the first three months of this year, and expect to spend an additional $11.0 million on capital improvements during the remainder of this year.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our stockholders. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2016, dividends on our common stock were paid in February, May, August, September and November. On February 13, 2017, we paid a dividend on our common stock of $100,000 per share. Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

In 2016, dividends on the Series A Preferred Stock were paid in January, April, July, and October. On January 17, 2017, we paid a dividend on our Series A Preferred Stock of $0.0333 per share to stockholders of record on January 1, 2017. On March 28, 2017, our Board of Directors declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 17, 2017 to stockholders of record on April 1, 2017. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

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

Contractual Obligations

Our contractual obligations have not changed significantly from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the Company’s disclosures about market risk, please see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially adversely affect the Company’s business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. The risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also could materially adversely affect its business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. *

*	Filed herewith
**	Furnished herewith

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

BRE SELECT HOTELS CORP

Date: May 12, 2017	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

Date: May 12, 2017	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President and Managing Director (Principal Financial Officer and Principal Accounting Officer)