Form 10-Q
period 2017-06-30
BRE Select Hotels Corp
filed 2017-08-14
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Not Applicable

(Former Name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at August 14, 2017

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Investment in real estate, net of accumulated depreciation of $106,714 and $93,423, respectively	$840,102	$857,918
Hotels held for sale	4,794	43,096
Cash	19,737	25,170
Restricted cash	11,195	5,996
Due from third-party managers, net	5,730	4,518
Insurance receivable	5,067	5,067
Prepaid expenses and other assets	4,364	2,798
Goodwill	109,064	116,470
Deferred tax assets	5,440	6,051

TOTAL ASSETS	$1,005,493	$1,067,084

LIABILITIES
Accounts payable and accrued expenses	8,742	12,729
Due to third-party managers, net	755	1,113
Mortgages payable	745,356	757,245
Mortgages payable related to assets of hotels held for sale	3,615	35,871
Other liabilities	—	145

TOTAL LIABILITIES	758,468	807,103
Commitments and contingencies (Note 8)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 72,382,848 issued and outstanding at June 30, 2017 and December 31, 2016	137,160	137,160
STOCKHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	109,865	122,821

TOTAL STOCKHOLDER’S EQUITY	109,865	122,821

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,005,493	$1,067,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Room revenue	$65,966	$74,125	$122,384	$136,312
Other revenue	3,957	5,255	8,859	9,594

Total revenue	69,923	79,380	131,243	145,906
EXPENSES
Operating expense	15,489	17,018	29,990	32,856
Hotel administrative expense	5,951	6,863	11,681	13,319
Sales and marketing	5,669	5,998	10,655	11,373
Utilities	2,006	2,158	4,096	4,335
Repair and maintenance	2,328	2,819	4,718	5,517
Franchise fees	3,229	3,663	5,992	6,754
Management fees	2,220	2,763	4,071	4,993
Taxes, insurance and other	3,655	3,907	7,447	7,519
General and administrative	1,730	1,375	3,557	2,550
Depreciation expense	9,250	9,743	18,173	20,349

Total expenses	51,527	56,307	100,380	109,565

Impairment of investment in real estate	(2,988)	(2,994)	(2,988)	(8,507)
Gain on sale of hotel properties	—	—	3,628	—
Operating income	15,408	20,079	31,503	27,834
Interest expense, net	(7,198)	(8,178)	(14,121)	(16,294)

Income before income tax expense	8,210	11,901	17,382	11,540
Income tax expense	(1,305)	(1,679)	(1,267)	(72)

Net income	6,905	10,222	16,115	11,468
Series A Preferred Stock dividends declared	(2,411)	(2,411)	(4,821)	(4,821)

Net income available for common stockholder	$4,494	$7,811	$11,294	$6,647

Basic and diluted net income per common share
Total basic and diluted net income per common share available to common stockholder	$44,940.00	$78,110.00	$112,940.00	$66,470.00

Dividends declared per common share	$142,500.00	$100,000.00	$242,500.00	$190,000.00
Weighted average common shares outstanding—basic and diluted	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$16,115	$11,468
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,173	20,349
Impairment of investment in real estate	2,988	8,507
Gain on sale of hotel properties	(3,628)	—
Amortization of deferred financing costs	—	2,520
Deferred income taxes	611	(1,965)
Other non-cash expenses, net	—	(15)
Changes in operating assets and liabilities:
Increase in due to/from third-party managers, net	(1,570)	(1,248)
Decrease in insurance receivable	—	1,165
Increase in prepaid expenses and other assets	(1,566)	(1,108)
Decrease in accounts payable and accrued expenses	(652)	(1,055)
(Decrease) increase in other liabilities	(145)	580

Net cash provided by operating activities	30,326	39,198
Cash flows from investing activities:
Capital improvements	(17,508)	(21,528)
Proceeds from sale of assets	59,437	—
Property insurance proceeds	727	307

Net cash provided by (used in) investing activities	42,656	(21,221)
Cash flows from financing activities:
Payments of mortgage debt	(44,145)	(218)
Dividends paid to Series A Preferred stockholders	(4,821)	(4,821)
Dividends paid to common stockholder	(24,250)	(19,000)

Net cash used in financing activities	(73,216)	(24,039)
Net decrease in cash and restricted cash	(234)	(6,062)
Cash and restricted cash, beginning of period	31,166	35,308

Cash and restricted cash, end of period	$30,932	$29,246

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$14,335	$13,986
Taxes paid	$1,857	$1,410
Accrued capital improvements	$1,916	$1,890
Accrued 7% Series A Preferred Stock dividends	$2,411	$2,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of June 30, 2017, the Company owned 53 hotels located in 17 states with an aggregate of 6,365 rooms.

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

	June 30,	December 31,	June 30,	December 31,
	2017	2016	2016	2015
Cash	$19,737	$25,170	$18,945	$29,137
Restricted cash	11,195	5,996	10,301	6,171

Total cash and restricted cash	$30,932	$31,166	$29,246	$35,308

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

During the second quarter of 2017, the Company executed a letter of intent to sell the Courtyard – Valdosta, Georgia property. As a result, a test for impairment of the property was performed with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property in May 2017. The test resulted in a non-cash impairment of investment in real estate of $2.6 million for the six months ended June 30, 2017. The Courtyard – Valdosta, Georgia property was subsequently sold in June 2017.

During the second quarter of 2017, the Company executed a letter of intent to sell the Fairfield Inn – Pensacola, Florida property. As a result, a test for impairment of the property was performed with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property in May 2017. The test resulted in a non-cash impairment of investment in real estate of $0.4 million for the six months ended June 30, 2017. The Fairfield Inn – Pensacola, Florida property was subsequently sold in July 2017.

No other triggering events have occurred to indicate that the asset carrying values are not recoverable as of June 30, 2017.

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

During the second quarter of 2016, the Company executed a letter of intent to sell the Marriott – Boulder, Colorado property. As a result, a test for impairment of the property was performed during the second quarter of 2016 with fair value determined, in part, based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property. The test resulted in a non-cash impairment of investment in real estate of $3.0 million for the six months ended June 30, 2016. The Hilton Garden Inn – Fredericksburg, Virginia property was subsequently sold in August 2016.

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

The following table details the carrying amount of the Company’s goodwill at June 30, 2017 and December 31, 2016 (in thousands). The goodwill allocated to the sale of hotel properties represents the goodwill amounts allocated at the Acquisition Date to the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida, TownePlace Suites – Las Colinas, Texas, Courtyard – Albany, Georgia, Springhill Suites – Arlington, Texas and Courtyard – Valdosta, Georgia hotel properties which were sold during the six months ended June 30, 2017, and is included within the determination of gain (loss) on sale of hotel properties presented in the accompanying condensed consolidated statement of operations and condensed consolidated statement of cash flows.

Balance as of December 31, 2016
Goodwill	$116,470
Accumulated impairment losses	—

116,470
Allocated to sale of hotel properties	(7,406)

Balance as of June 30, 2017
Goodwill	109,064
Accumulated impairment losses	—

$109,064

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

New Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting update will become effective for accounting periods beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2016. The Company is in the initial stages of evaluating the effect of the standard on the condensed consolidated financial statements, and expects to adopt this standard on January 1, 2018 using the modified retrospective transition method. Based on the initial and ongoing assessment of ASU 2014-09, the Company does not currently believe there will be a material impact to the condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case the transaction would be accounted for as an asset acquisition. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. The Company will be required to apply the provisions of ASU 2017-01 prospectively for accounting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company does not expect the new standard to impact its condensed consolidated financial statements.

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

3. Investment in Real Estate, net

Investment in real estate, net as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Land and Improvements	$137,804	$139,453
Building and Improvements	746,900	735,863
Furniture, Fixtures and Equipment	60,090	52,706
Construction in Progress	2,022	23,319

	946,816	951,341
Less: Accumulated Depreciation	(106,714)	(93,423)

Investment in Real Estate, net	$840,102	$857,918

4. Sale of Hotel Properties

During the six months ended June 30, 2017, the Company sold seven hotels as summarized below (in thousands):

				Mortgage
				Payable
Hotel	Date of Sale	Proceeds	Gain	Repaid
Fairfield Inn—Huntsville, Alabama	January 2017	$4,575	$—	$4,444
TownePlace Suites—Arlington, Texas	January 2017	8,001	—	3,606
Springhill Suites—Clearwater, Florida	January 2017	5,767	—	4,971
TownePlace Suites—Las Colinas, Texas	January 2017	16,867	3,072	8,248
Courtyard—Albany, Georgia	February 2017	8,628	—	6,242
Springhill Suites—Arlington, Texas	March 2017	9,015	556	8,360
Courtyard—Valdosta, Georgia	June 2017	6,584	—	5,423

Total		$59,437	$3,628	$41,294

The Company received proceeds of $59.4 million from the sales of these hotels, which are net of $2.0 million in selling costs. Due to the sale of the hotels, the Company made an additional principal payment of $2.6 million in order to comply with the debt yield as required under the terms of the Company’s mortgage loan agreement.

5. Hotels Held for Sale

During the second quarter of 2017, the Company committed to a plan to sell one hotel, the Fairfield Inn – Pensacola, Florida and accordingly the hotel was classified as hotels held for sale as of June 30, 2017. The $4.8 million for hotels held for sale presented in the June 30, 2017 condensed consolidated balance sheet consisted of the investment in real estate of the hotel, which was measured at June 30, 2017 at the lower of carrying value or fair value, less costs to sell. Mortgages payable related to the assets of hotels held for sale presented in the June 30, 2017 condensed consolidated balance sheet represents the principal of the mortgage payable that the Company was contractually required to repay in connection with the sale of the hotel. There were no other major captions of assets or liabilities related to the hotels held for sale. The Company sold the Fairfield Inn – Pensacola, Florida property in July 2017 and received net proceeds of $5.4 million.

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

Assets of Hotels
Hotel	Held for Sale
Fairfield Inn—Huntsville, Alabama	$3,613
TownePlace Suites—Arlington, Texas	7,136
Springhill Suites—Clearwater, Florida	4,973
TownePlace Suites—Las Colinas, Texas	12,330
Springhill Suites—Arlington, Texas	7,195
Courtyard—Albany, Georgia	7,849

Total	$43,096

The Company sold all six hotels in the first quarter of 2017 as described in Note 4.

6. Mortgages Payable

Mortgages payable as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Mortgages payable related to assets held and used	$745,356	$757,245
Mortgages payable related to assets of hotels held for sale	3,615	35,871

Total mortgages payable	$748,971	$793,116

On December 3, 2014, certain indirect wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a loan agreement (the “Loan Agreement”) with commercial lenders (collectively, the “Lenders”), pursuant to which the Borrowers obtained an $830 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 52 of the 53 properties owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account.

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

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $16.4 million and $16.6 million as of June 30, 2017 and December 31, 2016, respectively, and is included in mortgages payable in the condensed consolidated balance sheets.

Components of interest expense for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Mortgage debt	$7,307	$6,999	$14,339	$13,952
Amortization of deferred financing costs	—	1,260	—	2,520
Capitalized interest	(109)	(81)	(218)	(178)

Total interest expense, net	$7,198	$8,178	$14,121	$16,294

Future scheduled principal payments of debt obligations as of June 30, 2017 (assuming exercise of extension option under the Loan Agreement and the sale of the hotels held for sale as of June 30, 2017 during the fiscal year 2017) are as follows (in thousands):

2017 (remaining months)	$3,849
2018	729,481
2019	510
2020	533
2021	562
Thereafter	14,036

Total	$748,971

On July 7, 2017, the Borrowers and Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Commercial Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained a $800 million mortgage loan from the Commercial Lenders (the “New Loan”). The New Loan is secured by first-priority, cross-collateralized mortgage liens on 51 of the 52 properties owned or ground-leased by certain subsidiaries of the Company as of the date of the New Loan, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, an affiliate of the Company, and a security interest in deposit accounts. The New Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The initial interest rate of the New Loan is equal to the one-month LIBOR plus a margin rate of 2.15%. In connection with the New Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the New Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a strike rate of 4.25%. The New Loan is not subject to any mandatory principal amortization. A portion of the proceeds from the New Loan was used to repay the $732.6 million principal amount outstanding under the previous Loan, and the Borrowers repaid in full, cancelled and terminated the mortgage loan agreements outstanding relating to the previous Loan without any penalties incurred. The remaining amount of proceeds under the New Loan, net of closing costs, was used to redeem shares of the Company’s Series A Preferred Stock as further described in Note 9.

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

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial liabilities not measured at fair value:
Mortgages payable and mortgages payable related to assets of hotels held for sale	$748,971	$748,613	$793,116	$792,699

Mortgages payable and mortgages payable related to assets of hotels held for sale – For fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The estimated fair value of the mortgages payable and mortgages payable related to assets of hotels held for sale in the table above includes the estimated fair value of the mortgage loan secured by the Company’s Fort Worth, Texas Residence Inn property, and the Company’s carrying value of the Loan, including carrying amounts related to assets of hotels held for sale. The fair value of the Loan cannot be reasonably estimated because it is not readily determinable without undue cost.

Impairment of investment in real estate – The impairment determinations during the six months ended June 30, 2017 and 2016 described in Note 2 were based on Level 2 fair value measurements.

8. Commitments and Contingencies

Insurance – The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where the Company believes such coverage is warranted or required under the terms of the Loan. On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. Insurance receivable related to fiscal year 2015 property insurance claims totaled $5.1 million at both June 30, 2017 and December 31, 2016. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with the Company’s insurance providers. As of June 30, 2017, the total estimated insurance recoveries are probable, and the collectability of the insurance receivable at June 30, 2017 is reasonably assured.

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

In February 2017, the Company received $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger. The proceeds are included in other revenue in the condensed consolidated statement of operations for the six months ended June 30, 2017.

Franchise Agreements – As of June 30, 2017, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements – As of June 30, 2017, each of the Company’s 53 hotels were operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. The agreements have remaining terms generally ranging from less than one year to 17 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, may enter into management agreements to manage retail premises ancillary to its hotels.

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

Ground Leases – As of June 30, 2017, three of the Company’s hotel properties had ground leases with remaining terms ranging from three to 17 years, which may be extended at the Company’s election. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 17 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Ground lease expenses totaled $0.1 million for each of the three and six months ended June 30, 2017 and 2016, respectively, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to June 30, 2017 and thereafter are as follows (in thousands):

2017 (remaining months)	$53
2018	107
2019	107
2020	45
Thereafter	—

Total	$312

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

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million from the date of the Merger described in Note 1. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of June 30, 2017, the initial liquidation preference has not been adjusted.

On March 28, 2017, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 17, 2017 to stockholders of record on April 1, 2017. On June 23, 2017, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on July 17, 2017 to stockholders of record on July 1, 2017. As of June 30, 2017, the Company accrued $2.4 million for this dividend, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

In August 2017, the Company used proceeds from the New Loan (see Note 6) to redeem 28,560,947 shares of Series A Preferred Stock, representing approximately 39.458% of the total shares of Series A Preferred Stock outstanding, for an aggregate redemption price of approximately $54.5 million.

As of June 30, 2017, BRE Holdings owned approximately 1.5 million shares of the Series A Preferred Stock. As a result of the August 2017 redemption, BRE Holdings ownership of the Series A Preferred Stock was reduced to approximately 0.9 million shares.

10. Stockholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At June 30, 2017 and December 31, 2016, there were 100 shares of common stock issued and outstanding.

On February 10, 2017, the Board of Directors of the Company declared a dividend on its common stock of $100,000 per share, which was paid on February 13, 2017. On May 12, 2017, the Board of Directors of the Company declared a dividend on its common stock of $142,500 per share, which was paid on May 15, 2017. On July 13, 2017, the Board of Directors of the Company declared a dividend on its common stock of $64,388 per share, which was paid on July 14, 2017. On August 2, 2017, the Board of Directors of the Company declared a dividend on its common stock of $100,000 per share, which was paid on August 3, 2017.

11. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three months ended June 30, 2017 and 2016, the Company recorded $1.3 million and $1.7 million of income tax expense, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded $1.3 million and $0.1 million of income tax expense, respectively. The income tax expense for the three and six months ended June 30, 2017 and 2016 is comprised of federal and state income taxes.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company, common stockholder, or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $5.0 million and $4.6 million of franchise fees, marketing fees and other expenses during the three months ended June 30, 2017 and 2016, respectively, under agreements with Hilton or its subsidiaries. The Company incurred $8.8 million and $8.4 million of franchise fees, marketing fees and other expenses during the six months ended June 30, 2017 and 2016, respectively, under agreements with Hilton or its subsidiaries. No amounts were outstanding to Hilton as of June 30, 2017 or December 31, 2016.

A management company provides services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $0.6 million and $0.5 million to this management company during the three months ended June 30, 2017 and 2016, respectively, and $1.2 million and $1.0 million during the six months ended June 30, 2017 and 2016, respectively. In addition, the Company owed this management company $0 million and $0.1 million as of June 30, 2017 and December 31, 2016, respectively, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

Overview

We are a REIT focused on the ownership of upscale, extended-stay and select-service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott, TownePlace Suites by Marriott and Marriott brands. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors. As of June 30, 2017, our portfolio consisted of 53 hotels, containing a total of 6,365 rooms diversified among markets in 17 states.

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”). On May 14, 2013, we completed the acquisition of Apple Six pursuant to the merger agreement, by and between us, BRE Select Hotels Holdings LP (“BRE Holdings”) and Apple Six, pursuant to which Apple Six merged with and into us.

Our strategy is to own primarily premium branded select service hotels, concentrated in markets that offer multiple demand generators and high barriers to entry. We believe that premium branded select service hotels offer attractive returns in their ability to generate high RevPAR levels, combined with an efficient operating model to control costs and generate positive cash flows. All 53 of our hotel properties are Hilton or Marriott branded properties.

We actively monitor the profitability of our properties and aim to maximize stockholder value by evaluating opportunities to acquire or dispose of properties. As such, the composition and size of our hotel portfolio may change materially over time.

Our hotel portfolio experienced a decline in room revenue for the three and six months ended June 30, 2017 compared to the prior year primarily due to the sale of two properties in August 2016 and seven properties during the six months ended June 30, 2017. Excluding the properties sold, for the three and six months ended June 30, 2017 occupancy increased slightly, while ADR declined slightly compared to the 2016 comparable periods. Operating income declined for the three months ended June 30, 2017 compared to the 2016 comparable period due to the sale of nine properties since August 2016. However, operating income improved for the six months ended June 30, 2017 compared to the 2016 comparable period primarily due to the gain on sale of hotel properties of $3.6 million in 2017 and the decline of impairments of investment in real estate in 2017 compared to the 2016 comparable period. Although our hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, the performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We remain cautiously optimistic that both the hotel industry and our portfolio will achieve moderate growth in the upcoming quarters, due to forecasted growth in the U.S. economy along with continued expected increased demand versus available supply. In addition, since 2014 we have renovated over 80% of our hotel portfolio. The resulting property improvements are expected to further improve our financial results through increased room rates at our properties.

We have elected to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our stockholders, subject to certain adjustments and excluding any net capital gain. In addition, as a REIT we are not permitted to operate or manage our hotels. Accordingly, all of our hotels are leased to our property-owning subsidiaries and are operated pursuant to hotel management agreements between our taxable REIT subsidiaries lessees and unaffiliated third-party hotel management companies as follows:

Management Company	Number of Hotels	Number of Rooms
Inn Ventures, Inc.	10	1,493
Interstate Hotels & Resorts, Inc.	9	1,055
White Lodging Services Corporation	8	1,002
Larry Blumberg & Associates	11	859
Texas Western Hospitality	5	615
Marriott International, Inc.	3	542
OTO Development, LLC	5	496
Sage Hospitality	2	303

Total	53	6,365

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

Recent Events

In January 2017, we sold the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida and TownePlace Suites – Las Colinas, Texas. In February 2017, we sold the Courtyard – Albany, Georgia. In March 2017, we sold the Springhill Sites – Arlington, Texas. In June 2017, we sold the Courtyard – Valdosta, Georgia. In August 2016, we sold the Marriott – Boulder, Colorado and the Hilton Garden Inn – Fredericksburg, Virginia properties. The nine hotels sold in 2016 and the first six months of 2017 are collectively referred to as the “Sold Properties.”

During the second quarter of 2017, we committed to a plan to sell the Fairfield Inn – Pensacola, Florida and, accordingly, the hotel was classified as hotels held for sale as of June 30, 2017. We subsequently sold the hotel in July 2017.

In July 2017, we obtained a $800 million mortgage loan from commercial lenders. A portion of the proceeds from the new loan was used to repay the $732.6 million principal amount outstanding under the previous mortgage loan. The remaining amount of proceeds, net of closing costs, was used to redeem 28,560,947 shares of our Series A Preferred Stock (representing approximately 39.458% of the total shares of Series A Preferred Stock outstanding) for an aggregate redemption price of approximately $54.5 million.

In February 2017, we received $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the merger. The proceeds are included in other revenue for the six months ended June 30, 2017.

On June 5, 2015, we evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. For the year ended December 31, 2015, we recorded a total estimated loss due to property damage of $1.7 million, net of estimated property insurance recoveries of $8.6 million for this hotel and three other properties in Texas also impacted by the May 2015 flooding but which did not result in the temporary closures of these properties. Insurance receivable related to fiscal year 2015 property insurance claims totaled $5.1 million at both June 30, 2017 and December 31, 2016. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with our insurance providers.

Our Hotel Portfolio

As of June 30, 2017, we owned 53 hotels with an aggregate of 6,365 rooms located in 17 states. The following tables summarize the hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
Brand Affiliation	Number of Hotels	Number of Rooms
Marriott
Residence Inn	10	1,247
Courtyard	8	822
TownePlace Suites	3	416
SpringHill Suites	3	379
Marriott	1	262
Fairfield Inn	2	125

Subtotal	27	3,251
Hilton
Hilton Garden Inn	13	1,645
Hampton Inn / Hampton Inn & Suites	7	757
Homewood Suites	6	712

Subtotal	26	3,114

Total	53	6,365

Number of Hotels and Guest Rooms by State
State	Number of Hotels	Number of Rooms
California	9	1,078
Texas	7	897
Washington	4	692
Oregon	4	671
Florida	7	581
Alabama	5	382
Alaska	3	348
Connecticut	3	319
Colorado	2	303
New Jersey	2	246
Pennsylvania	1	156
North Carolina	1	147
South Carolina	1	135
Tennessee	1	121
New York	1	112
Arizona	1	99
Georgia	1	78

Total	53	6,365

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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (in thousands):

	Three Months		Three Months
	Ended	Percent of	Ended	Percent of
	June 30, 2017	Revenue	June 30, 2016	Revenue
Total hotel revenue	69,923	100%	$79,380	100%
Hotel operating expenses	36,892	53%	41,282	52%
Taxes, insurance and other expense	3,655	5%	3,907	5%
General and administrative expense	1,730	2%	1,375	2%
Depreciation	9,250		9,743
Impairment of investment in real estate	2,988		2,994
Interest expense, net	7,198		8,178
Income tax expense	1,305		1,679

	Six Months		Six Months
	Ended	Percent of	Ended	Percent of
	June 30, 2017	Revenue	June 30, 2016	Revenue
Total hotel revenue	$131,243	100%	$145,906	100%
Hotel operating expenses	71,203	54%	79,147	54%
Taxes, insurance and other expense	7,447	6%	7,519	5%
General and administrative expense	3,557	3%	2,550	2%
Depreciation	18,173		20,349
Impairment of investment in real estate	2,988		8,507
Gain on sale of hotel properties	(3,628)		—
Interest expense, net	14,121		16,294
Income tax expense	1,267		72

Comparable Operating Metrics

The follow table reflects key operating metrics for our 53 hotels owned as of June 30, 2017 (“Comparable Properties”). We define Comparable Properties as the results generated by the 53 hotels owned as of the end of the reporting period.

	For the three months ended June 30,		For the six months ended June 30,
Statistical Data	2017	2016	2017	2016
Occupancy	79.9%	79.4%	75.8%	75.2%
ADR	$141.21	$141.94	$137.24	$137.47
RevPAR	$112.83	$112.77	$103.97	$103.42
RevPAR Index	116	117	118	118

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended June 30, 2017 and 2016, we had total hotel revenue of $69.9 million and $79.4 million, respectively. For the six months ended June 30, 2017 and 2016, we had total hotel revenue of $131.2 million and $145.9 million, respectively. The decline was largely due to $9.1 million and $15.5 million in revenue attributable to the Sold Properties in the three and six months ended June 30, 2016 respectively, but not earned in 2017 due to the disposition of the Sold Properties. The year-to-date decline in total hotel revenue attributable to the Sold Properties was partly offset by $1.4 million in proceeds received from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended June 30, 2017 and 2016, hotel operating expenses totaled $36.9 million and $41.3 million, respectively, representing, 53% and 52%, respectively, of total hotel revenue. For the six months ended June 30, 2017 and 2016, hotel operating expenses totaled $71.2 million and $79.1 million, respectively, representing, 54% and 54%, respectively, of total hotel revenue. The decline was largely due to $5.1 million and $8.8 million in expenses attributable to the Sold Properties that were incurred during the three months and six months ended June 30, 2016, respectively, but not incurred in 2017 due to the disposition of the Sold Properties.

Excluding the impact of the Sold Properties, our results for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 reflect the impact of increases in revenues at our Comparable Properties and our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the three months ended June 30, 2017 and 2016 were $3.7 million and $3.9 million, or 5% and 5% of total hotel revenue, respectively. Taxes, insurance, and other expenses for the six months ended June 30, 2017 and 2016 were $7.4 million and $7.5 million, or 6% and 5% of total hotel revenue, respectively. Excluding the impact of the Sold Properties, we continued to experience increases in property taxes in 2017 as the economy has continued to improve, and localities reassessed property values accordingly.

General and administrative expense for the three months ended June 30, 2017 and 2016 was $1.7 million and $1.4 million, or 2% and 2% of total hotel revenue, respectively. General and administrative expense for the six months ended June 30, 2017 and 2016 was $3.6 million and $2.6 million, or 3% and 2% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses. The increase in 2017 compared to 2016 was due to higher advisory and legal fees due to the sale of seven hotels during the six months ended June 30, 2017 compared to no sales of hotels during the six months ended June 30, 2016.

Depreciation expense for the three months ended June 30, 2017 and 2016 was $9.3 million and $9.7 million, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $18.2 million and $20.3 million, respectively. The decrease in 2017 compared to 2016 was largely due to $1.2 million and $2.6 million in depreciation expense attributable to the Sold Properties that was incurred during the three and six months ended June 30, 2016, respectively, but not incurred in 2017 due to the disposition of the Sold Properties, offset by increases in 2017 depreciation expense related to fixed assets placed in service at the Comparable Properties since June 30, 2016.

In the second quarter of 2017, we recorded a non-cash impairment of investment in real estate of $2.6 million for the Courtyard – Valdosta, Georgia property and $0.4 million for the Fairfield Inn – Pensacola, Florida property. In the first quarter of 2016, we recorded a non-cash impairment of investment in real estate of $5.5 million for the Hilton Garden Inn – Fredericksburg, Virginia property. In the second quarter of 2016, we recorded a non-cash impairment of investment in real estate of $3.0 million for the Marriott – Boulder, Colorado property. We tested the properties for impairment and subsequently recorded the 2017 and 2016 impairment charges as a result of changes in the expected useful lives for these investments in real estate due to our execution of letters of intent to sell the properties during the respective periods.

Gain on sale of hotel properties for the six months ended June 30, 2017 and 2016 was $3.6 million and $0, respectively. We sold six hotels during the first quarter of 2017 and one hotel during the second quarter of 2017, compared to no sales of hotels during the three and six months ended June 30, 2016.

Interest expense, net for the three months ended June 30, 2017 and 2016 was $7.2 million and $8.2 million, respectively. Interest expense, net for the six months ended June 30, 2017 and 2016 was $14.1 million and $16.3 million, respectively. The decrease was due primarily to the elimination of $1.3 million and $2.5 million of amortization of deferred financing costs for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 as all deferred financing costs were fully amortized in 2016. We capitalized interest of $0.1 million in both the three months ended June 30, 2017 and 2016, respectively, and $0.2 million for both the six months ended June 30, 2017 and 2016, respectively, related to capital improvement projects at several of our hotels.

Income tax expense for the three months ended June 30, 2017 and 2016 was $1.3 million and $1.7 million, respectively. Income tax expense for the six months ended June 30, 2017 and 2016 was $1.3 million and $0.1 million, respectively. The decline in income tax expense for the three months ended June 30, 2017 as compared to the 2016 comparable period is primarily due to taxable income earned by the Sold Properties in 2016, but not earned in 2017 due to the disposition of the Sold Properties. The increase in income tax expense for the six months ended June 30, 2017 as compared to the 2016 comparable period is primarily due to the taxable gain on sale of certain hotel properties during 2017, partially offset by the decline in taxable income attributable to the Sold Properties as described above. Excluding the sale of hotels, our effective tax rate was consistent period over period.

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

We believe that EBITDA and Adjusted EBITDA provide additional useful supplemental information about our ongoing operating performance. Specifically, these measures are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions, and these measures are frequently used by investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Additionally, these measures exclude certain items that can vary widely across different industries and among competitors within our industry.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as alternatives to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives, either in isolation or as a substitute, for net income (loss), cash flow or other methods of analyzing our results as reported under GAAP.

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income	$6,904	$10,222	$16,115	$11,468
Depreciation and amortization	9,250	9,743	18,173	20,349
Interest expense, net	7,198	8,178	14,121	16,294
Income tax expense	1,305	1,679	1,267	72

EBITDA	24,657	29,822	49,676	48,183
Impairment of investment in real estate	2,988	2,994	2,988	8,507
Gain on sale of hotel properties	—	—	(3,628)	—

Adjusted EBITDA	$27,645	$32,816	$49,036	$56,690

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

Net cash flows provided by operating activities for the six months ended June 30, 2017 declined by $8.9 million compared to the six months ended June 30, 2016, primarily due to the impact of nine fewer hotels for the full six-month period in 2017 compared to 2016 due to the sale of the Sold Properties. Net cash flows provided by (used in) investing activities for the six months ended June 30, 2017 increased by $63.9 million compared to the six months ended June 30, 2016, due primarily to the $59.4 million in proceeds from the sale of hotel properties in 2017 and $4.0 million less in capital improvements consistent with our capital improvement plans. Net cash used in financing activities for the six months ended June 30, 2017 increased by $49.2 million compared to the six months ended June 30, 2016, due to repayment of $43.9 million of mortgage debt related to the Sold Properties during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, and a $5.3 million increase in cash dividends paid on our common stock.

Mortgage Loans

On December 3, 2014, certain of our indirect wholly owned subsidiaries (the “Borrowers”) with commercial lenders (collectively, the “Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained an $830 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 52 of the 53 properties owned or ground-leased by certain of our subsidiaries, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee and a security interest in a cash management account.

As of June 30, 2017, we had $749.0 million in mortgages payable, comprised of $732.6 million under the Loan, and $16.4 million secured by the Fort Worth, Texas Residence Inn property. In connection with the sales of the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida, TownePlace Suites – Las Colinas, Texas, Courtyard – Albany, Georgia, Springhill Sites – Arlington, Texas and Courtyard – Valdosta, Georgia we repaid $43.9 million of the Loan.

On July 7, 2017, the Borrowers and Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Commercial Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained a $800 million mortgage loan from the Commercial Lenders (the “New Loan”). The New Loan is secured by first-priority, cross-collateralized mortgage liens on 51 of the 52 properties owned or ground-leased by certain subsidiaries of the Company as of the date of the New Loan, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, an affiliate of the Company, and a security interest in deposit accounts. The New Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The initial interest rate of the New Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the New Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the New Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a strike rate of 4.25%. The New Loan is not subject to any mandatory principal amortization. A portion of the proceeds from the New Loan was used to repay the $732.6 million principal amount outstanding under the previous Loan, and the Borrowers repaid in full, cancelled and terminated the mortgage loan agreements outstanding relating to the previous Loan without any penalties incurred. The remaining amount of proceeds under the New Loan, net of closing costs, was used to redeem shares of the Company’s Series A Preferred Stock.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $17.5 million in capital improvements in the first six months of this year, and expect to spend an additional $7.5 million on capital improvements during the remainder of this year.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our stockholders. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2016, dividends on our common stock were paid in February, May, August, September and November. On February 13, 2017, we paid a dividend on our common stock of $100,000 per share. On May 15, 2017, we paid a dividend on our common stock of $142,500 per share. On July 14, 2017, we paid a dividend on our common stock of $64,388 per share. On August 3, 2017, we paid a dividend on our common stock of $100,000 per share. Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

In 2016, dividends on the Series A Preferred Stock were paid in January, April, July, and October. On January 17, 2017, we paid a dividend on our Series A Preferred Stock of $0.0333 per share to stockholders of record on January 1, 2017. On March 28, 2017, our Board of Directors declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 17, 2017 to stockholders of record on April 1, 2017. On June 23, 2017, our Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on July 17, 2017 to stockholders of record on July 1, 2017. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

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

In August 2017, we used proceeds from the New Loan to redeem 28,560,947 shares of Series A Preferred Stock, representing approximately 39.458% of the total Series A Preferred Stock outstanding, with an aggregate redemption price of approximately $54.5 million.

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

Item  4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, as the successor to Apple Six, is subject to claims for alleged acts of Apple Six that occurred prior to the Merger. On February 24, 2017, a putative class action, captioned Wilchfort v. Knight, et al., Civil Action No. 17-cv-01046 (E.D.N.Y.), was filed in the United States District Court for the Eastern District of New York against BRE Select Hotels Corp, as successor-in-interest to Apple REIT Six, Inc., Apple Hospitality REIT, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. (together with Apple REIT Six, Inc. and Apple REIT Seven, Inc., the “Apple REITs”), certain of the Apple REITs’ directors, officers and advisors, and Apple Fund Management, LLC. Plaintiff seeks to represent a class of all persons and entities who elected to participate in Apple REITs’ Dividend Reinvestment Plans (“DRIPs”) between July 17, 2007 and the later of the termination and/or suspension of the respective DRIPs or February 12, 2014. The complaint alleges, among other things, that the prices at which Plaintiff and the purported class members purchased additional shares through the DRIPs were artificially inflated and not indicative of the true value of units in the Apple REITs. Plaintiff asserts claims for breach of contract, tortious interference with contract and tortious interference with business expectancy and breach of implied duty of good faith and fair dealing and seeks, among other things, damages and other costs and expenses. The plaintiff filed a response in opposition to the Company’s motion to dismiss on July 18, 2017. The response, among other things, voluntarily dismisses the tortious interference with contract and tortious interference with business expectancy claims and no longer names the Apple REITs’ directors, officers and advisors, and Apple Fund Management, LLC, as defendants. The Company believes that any claims against it are without merit, and it intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of this proceeding or provide a reasonable estimate of the possible loss or range of loss due to this proceeding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item  4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Documents

10.1	Loan Agreement dated as of July 7, 2017 by and among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P., BRE Select Hotels Properties II LLC and BRE Select Hotels Properties II Sub LLC, collectively, as Borrower, and BRE Select Hotels Operating LLC, as Operating Lessee, and Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as Lender.

10.2	Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement by Borrower and Operating Lessee, collectively, as Mortgagor, to Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as Mortgagee.

10.3	Guaranty Agreement executed as of July 7, 2017 by BSHH LLC in favor of Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as Lender.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

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

BRE SELECT HOTELS CORP

Date: August 14, 2017	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President and Managing Director (Principal Financial Officer and Principal Accounting Officer)