Form 10-Q
period 2017-09-30
BRE Select Hotels Corp
filed 2017-11-13
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at November 13, 2017

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS
Investment in real estate, net of accumulated depreciation of $115,406 and $93,423, respectively	$836,961	$857,918
Hotels held for sale	—	43,096
Cash	24,235	25,170
Restricted cash	8,059	5,996
Due from third-party managers, net	7,495	4,518
Insurance receivable	5,067	5,067
Prepaid expenses and other assets	2,543	2,798
Goodwill	108,466	116,470
Deferred tax assets	4,768	6,051

TOTAL ASSETS	$997,594	$1,067,084

LIABILITIES
Accounts payable and accrued expenses	10,897	12,729
Due to third-party managers, net	36	1,113
Mortgages payable	806,790	757,245
Mortgages payable related to assets of hotels held for sale	—	35,871
Other liabilities	—	145

TOTAL LIABILITIES	817,723	807,103
Commitments and contingencies (Note 8)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 43,821,901 shares issued and outstanding at September 30, 2017; 72,382,848 shares issued and outstanding at December 31, 2016	83,040	137,160
STOCKHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	96,831	122,821

TOTAL STOCKHOLDER’S EQUITY	96,831	122,821

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$997,594	$1,067,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Room revenue	$68,206	$75,376	$190,590	$211,688
Other revenue	3,541	4,509	12,400	14,103

Total revenue	71,747	79,885	202,990	225,791
EXPENSES
Operating expense	15,871	17,317	45,861	50,173
Hotel administrative expense	5,894	6,835	17,575	20,154
Sales and marketing	5,577	5,924	16,232	17,297
Utilities	2,396	2,584	6,492	6,919
Repair and maintenance	2,348	2,742	7,066	8,259
Franchise fees	3,344	3,697	9,336	10,451
Management fees	2,197	2,732	6,268	7,725
Taxes, insurance and other	3,644	4,249	11,091	11,768
General and administrative	3,348	1,438	6,905	3,988
Depreciation expense	8,693	9,160	26,866	29,509

Total expenses	53,312	56,678	153,692	166,243

Impairment of investment in real estate	—	—	(2,988)	(8,507)
Gain (loss) on sale of hotel properties	—	(2,342)	3,628	(2,342)
Operating income	18,435	20,865	49,938	48,699
Interest expense, net	(9,022)	(8,203)	(23,143)	(24,497)
Loss on derivatives	(148)	—	(148)	—

Income before income tax expense	9,265	12,662	26,647	24,202
Income tax expense	(4,023)	(2,256)	(5,290)	(2,328)

Net income	5,242	10,406	21,357	21,874
Series A Preferred Stock dividends declared	(1,693)	(2,410)	(6,514)	(7,231)

Net income available for common stockholder	$3,549	$7,996	$14,843	$14,643

Basic and diluted net income per common share
Total basic and diluted net income per common share available to common stockholder	$35,490.00	$79,960.00	$148,430.00	$146,430.00

Dividends declared per common share	$164,387.71	$260,000.00	$406,887.71	$450,000.00
Weighted average common shares outstanding—basic and diluted	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$21,357	$21,874
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26,866	29,509
Impairment of investment in real estate	2,988	8,507
(Gain) loss on sale of hotel properties	(3,628)	2,342
Fair value adjustment of interest rate cap	148	—
Amortization of deferred financing costs	1,291	3,794
Expense of financing fees for mortgage loan	1,845	—
Deferred income taxes	1,283	(3,853)
Other non-cash expenses, net	—	(22)
Changes in operating assets and liabilities:
Increase in due to/from third-party managers, net	(4,053)	(4,169)
Decrease in insurance receivable	—	1,429
Decrease (increase) in prepaid expenses and other assets	264	(798)
Increase in accounts payable and accrued expenses	2,056	3,888
(Decrease) increase in other liabilities	(145)	145

Net cash provided by operating activities	50,272	62,646
Cash flows from investing activities:
Capital improvements	(22,665)	(31,060)
Proceeds from sale of assets	64,833	74,557
Property insurance proceeds	727	329

Net cash provided by investing activities	42,895	43,826
Cash flows from financing activities:
Proceeds from mortgage debt	800,000	—
Payments of mortgage debt	(776,870)	(53,803)
Payments for financing fees	(12,593)	—
Payment for interest rate cap	(156)	—
Redemption of Series A Preferred Stock	(54,265)	—
Dividends paid to Series A Preferred stockholders	(7,466)	(7,231)
Dividends paid to common stockholder	(40,689)	(45,000)

Net cash used in financing activities	(92,039)	(106,034)

Net increase in cash and restricted cash	1,128	438
Cash and restricted cash, beginning of period	31,166	35,308

Cash and restricted cash, end of period	$32,294	$35,746

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$22,203	$21,056
Taxes paid	$1,857	$2,753
Accrued capital improvements	$2,315	$3,808
Accrued 7% Series A Preferred Stock dividends	$1,459	$2,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of September 30, 2017, the Company owned 52 hotels located in 17 states with an aggregate of 6,303 rooms.

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

	September 30,	December 31,	September 30,	December 31,
	2017	2016	2016	2015
Cash	$24,235	$25,170	$27,461	$29,137
Restricted cash	8,059	5,996	8,285	6,171

Total cash and restricted cash	$32,294	$31,166	$35,746	$35,308

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

During the second quarter of 2017, the Company executed a letter of intent to sell the Courtyard – Valdosta, Georgia property. As a result, a test for impairment of the property was performed with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property in May 2017. The test resulted in a non-cash impairment of investment in real estate of $2.6 million for the nine months ended September 30, 2017. The Courtyard – Valdosta, Georgia property was sold in June 2017.

During the second quarter of 2017, the Company executed a letter of intent to sell the Fairfield Inn – Pensacola, Florida property. As a result, a test for impairment of the property was performed with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property in May 2017. The test resulted in a non-cash impairment of investment in real estate of $0.4 million for the nine months ended September 30, 2017. The Fairfield Inn – Pensacola, Florida property was sold in July 2017.

No other triggering events have occurred to indicate that the asset carrying values are not recoverable as of September 30, 2017.

During the first quarter of 2016, the Company executed a letter of intent to sell the Hilton Garden Inn – Fredericksburg, Virginia property. As a result, a test for impairment of the property was performed during the first quarter of 2016 with fair value determined, in part, based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property. The test resulted in a non-cash impairment of investment in real estate of $5.5 million for the nine months ended September 30, 2016. The Hilton Garden Inn – Fredericksburg, Virginia property was sold in August 2016.

During the second quarter of 2016, the Company executed a letter of intent to sell the Marriott – Boulder, Colorado property. As a result, a test for impairment of the property was performed during the second quarter of 2016 with fair value determined, in part, based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the property. The test resulted in a non-cash impairment of investment in real estate of $3.0 million for the nine months ended September 30, 2016. The Marriott – Boulder, Colorado property was sold in August 2016.

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

The following table details the carrying amount of the Company’s goodwill at September 30, 2017 and December 31, 2016 (in thousands). The goodwill allocated to the sale of hotel properties represents the goodwill amounts allocated at the Acquisition Date to the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida, TownePlace Suites – Las Colinas, Texas, Courtyard – Albany, Georgia, Springhill Suites – Arlington, Texas, Courtyard – Valdosta, Georgia and Fairfield Inn – Pensacola, Florida hotel properties which were sold during the nine months ended September 30, 2017, and is included within the determination of gain (loss) on sale of hotel properties presented in the accompanying condensed consolidated statement of operations and condensed consolidated statement of cash flows.

Balance as of December 31, 2016
Goodwill	$116,470
Accumulated impairment losses	—

116,470
Allocated to sale of hotel properties	(8,004)

Balance as of September 30, 2017
Goodwill	108,466
Accumulated impairment losses	—

$108,466

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

New Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting update will become effective for accounting periods beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2016. The Company is in the final stages of evaluating the effect of the standard on the condensed consolidated financial statements, and expects to adopt this standard on January 1, 2018 using the modified retrospective transition method. Based on the ongoing assessment of ASU 2014-09, the Company does not currently believe there will be a material impact to the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard introduces a new lease model which requires that substantially all leases be recorded on the balance sheet. The Company will be required to apply the provisions of ASU 2016-02 for accounting periods beginning after December 15, 2018 and for interim periods within those fiscal years. Earlier application is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

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

3. Investment in Real Estate, net

Investment in real estate, net as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land and Improvements	$137,922	$139,453
Building and Improvements	748,960	735,863
Furniture, Fixtures and Equipment	61,356	52,706
Construction in Progress	4,129	23,319

	952,367	951,341
Less: Accumulated Depreciation	(115,406)	(93,423)

Investment in Real Estate, net	$836,961	$857,918

4. Sale of Hotel Properties

During the nine months ended September 30, 2017, the Company sold eight hotels as summarized below (in thousands). Goodwill allocated to the hotels sold is included in the determination of gain on sale of hotel properties.

Hotel	Date of Sale	Proceeds	Gain	Mortgage Payable Repaid
Fairfield Inn—Huntsville, Alabama	January 2017	$4,575	$—	$4,444
TownePlace Suites—Arlington, Texas	January 2017	8,001	—	3,606
Springhill Suites—Clearwater, Florida	January 2017	5,767	—	4,971
TownePlace Suites—Las Colinas, Texas	January 2017	16,867	3,072	8,248
Courtyard—Albany, Georgia	February 2017	8,628	—	6,242
Springhill Suites—Arlington, Texas	March 2017	9,015	556	8,360
Courtyard—Valdosta, Georgia	June 2017	6,584	—	5,423
Fairfield Inn—Pensacola, Florida	July 2017	5,396	—	—

Total		$64,833	$3,628	$41,294

The mortgage payable attributable to the Fairfield Inn – Pensacola, Florida property was repaid in connection with the July 7, 2017 mortgage loan refinancing described in Note 6. Accordingly, the Fairfield Inn – Pensacola, Florida property was unencumbered when sold on July 13, 2017.

The Company received proceeds of $64.8 million from the sales of these hotels, which are net of $2.4 million in selling costs. Due to the sale of some of these hotels, the Company made an additional principal payment of $2.6 million in order to comply with the debt yield as required under the terms of the Company’s previous mortgage loan agreement.

During the nine months ended September 30, 2016, the Company sold two hotels as summarized below (in thousands). Goodwill allocated to the hotels sold is included in the determination of loss on sale of hotel properties.

Hotel	Date of Sale	Proceeds	Loss	Mortgage Payable Repaid
Marriott—Boulder, Colorado	August 2016	$59,349	($1,505)	$43,232
Hilton Garden Inn—Fredericksburg, Virginia	August 2016	15,208	(837)	$10,243

Total		$74,557	($2,342)	$53,475

The Company received proceeds of $74.6 million from the sales of these hotels, which are net of selling costs of $2.4 million. The loss on sale of hotel properties in the condensed consolidated statements of operations of $2.3 million includes $0.1 million of deferred financing costs allocated to the hotel properties sold.

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

Hotel	Assets of Hotels Held for Sale
Fairfield Inn—Huntsville, Alabama	$3,613
TownePlace Suites—Arlington, Texas	7,136
Springhill Suites—Clearwater, Florida	4,973
TownePlace Suites—Las Colinas, Texas	12,330
Springhill Suites—Arlington, Texas	7,195
Courtyard—Albany, Georgia	7,849

Total	$43,096

The Company sold all six hotels in the first quarter of 2017 as described in Note 4.

6. Mortgages Payable

Mortgages payable as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Mortgages payable before unamortized deferred financing costs	$816,246	$757,245
Unamortized deferred financing costs	(9,456)	—

Mortgages payable related to assets held and used	$806,790	$757,245

Mortgages payable related to assets of hotels held for sale	—	35,871

Total mortgages payable	$806,790	$793,116

On July 7, 2017, certain indirect wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a loan agreement (the “Loan Agreement”) with Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Lenders”), pursuant to which the Borrowers obtained an $800 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 51 of the 52 properties currently owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, a subsidiary of the Company (the “Operating Lessee”), and a security interest in deposit accounts.

A portion of the proceeds from the Loan was used to repay the mortgage loan obtained on December 3, 2014 by the Borrowers, in the aggregate original principal amount of $830 million (the “2014 Loan”) and with an aggregate outstanding principal amount of $732.6 million as of the date of repayment. Accordingly, on July 7, 2017, the Borrowers repaid in full, cancelled and terminated their respective mortgage loan agreements outstanding under the 2014 Loan at that date without any penalties incurred.

The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The Loan is not subject to any mandatory principal amortization.

The Loan contains various representations and warranties, as well as certain financial, operating and other covenants that will among other things, limit the Company’s ability to:

•	incur additional secured or unsecured indebtedness;

•	make cash distributions at any time that the debt yield, representing the quotient (expressed as a percentage) calculated by dividing the annualized net operating income of the properties subject to the Loan by the outstanding principal amount of the indebtedness under the Loan, is, for two consecutive quarters, less than (i) 8.00% during the initial two-year term, the first extension term and the second extension term of the Loan and (ii) 9.00% during the third, fourth and fifth extension terms of the Loan, in each case, until such time as the debt yield for two consecutive quarters is equal to or greater than 8.00% during the initial two-year term, the first extension term and second extension term of the Loan and 9.00% during the third, fourth and fifth extension terms of the Loan;

•	make investments or acquisitions;

•	use assets as security in other transactions;

•	sell assets (except that the Borrowers are permitted to sell assets so long as the debt yield is not reduced (other than a Special Prepayment (as defined below)), subject to payment of applicable prepayment premiums and other property release requirements);

•	guarantee other indebtedness; and

•	consolidate, merge or transfer all or substantially all of the Company’s assets.

Defaults under the Loan include, among other things, the failure to pay interest or principal when due, material misrepresentations, transfers of the underlying security for the Loan without any required consent from the Lender, defaults related to the franchise and management agreements, bankruptcy of a Borrower or any guarantor of the Loan, failure to maintain required insurance and a failure to observe other covenants under the Loan, in each case subject to any applicable cure rights.

The Borrowers may prepay the Loan, in whole or in part, at any time, except that, if a prepayment is made at any time on or before June 9, 2018, and such prepayment, when aggregated with all other prepayments made by the Borrowers, exceeds 15% of the amount of the Loan funded to the Borrowers, then the Borrowers will be required to pay to the Lender an amount equal to the then effective margin rate on the principal being prepaid for the period from the date of the prepayment through June 14, 2018. Any prepayment made after June 9, 2018 may be made without any prepayment penalty or fee.

Notwithstanding the foregoing, any prepayment of the Loan (i) with casualty or condemnation proceeds or (ii) as a result of the release of a property as collateral security for the Loan in connection with (A) a ground lease default other than due to a default by a Borrower or Operating Lessee, (B) a franchise agreement default, (C) a brand management agreement default, (D) a termination of a purchase agreement other than due to a default by a Borrower or Operating Lessee or (E) as a result of an event of default under the Loan related to such property other than due to a default by Borrower or Operating Lessee done in bad faith to circumvent the release provisions of the Loan ((i) and (ii), collectively, a “Special Prepayment”) will not be subject to any limitation on prepayment or any prepayment fee or penalty or debt yield release requirements, but will be subject to limited conditions to prepayment.

In addition, the applicable Borrowers for each Loan and BSHH LLC, a Delaware limited liability company (the “Guarantor”) and an affiliate of BRE Holdings pursuant to a Guaranty Agreement, dated as of July 7, 2017 (the “Guaranty”), will have recourse liability under the Loans for certain matters typical of a transaction of this type, including, without limitation, relating to losses arising out of actions by the Borrower, Guarantor, Sponsor or their respective affiliates controlled by the Sponsor which constitute fraud or material and willful misrepresentation in connection with the Loan, willful misconduct that results in physical damage or waste to any property, the removal or disposal of any portion of any property during the continuance of an event of default under the Loan, misappropriation or conversion of any insurance proceeds paid by reason of a casualty, any awards received in connection with a condemnation of all or a portion of any individual property, any rents during the continuance of an event of default under the Loan or any rents paid more than one month in advance, any liability or obligation pursuant to any purchase and sale agreement entered into for a previously-owned property (but with respect to the Guarantor, specifically excluding any loss, damage, cost, expense, liability, claim or other obligation arising out of or incurred in connection with any environmental matters or conditions or claims or other obligations arising therefrom), a material breach of the special purpose entity covenants relating to the incurrence of additional indebtedness or assuming or guaranteeing the debts of any other person or entity, failure to obtain prior written consent to any financing or other voluntary lien encumbering any individual property, if such consent is required in accordance with the applicable provisions of the Loan, any voluntary termination, or any voluntary, material modification of a ground lease without Lender’s prior written consent other than as expressly permitted under the Loan (not exceed the amortized release amount of the ground leased property) or failure to obtain Lender’s prior written consent to certain transfers to the extent required by the Loan.

The Borrowers will also have recourse liability for the Loan in the event any security instrument or loan agreement is deemed a fraudulent conveyance or a preference, and the Borrowers and the Guarantor will have recourse liability for the Loan in the event of a voluntary or collusive involuntary bankruptcy of any Borrower or any operating lessee of the properties or in the event Borrower, Guarantor, Sponsor or their respective affiliates controlled by the Sponsor consents to or joins in the application for the appointment of a custodian, receiver, trustee or examiner of any Borrower or the operating lessee of any of the properties or any property, provided, however, the liability of the Guarantor described in this sentence shall not exceed 10% of the principal amount of the Loan outstanding at the time the event occurred.

In connection with entering into the Loan Agreement, on July 7, 2017, each Borrower and Operating Lessee also entered into a mortgage or deed of trust securing each Borrower’s fee or leasehold interest in the properties and Operating Lessee’s leasehold interest in the properties.

Concurrent with the execution of the documents reflecting the Loan, the Company executed an Indemnity Agreement in favor of the Guarantor pursuant to which the Company agrees to indemnify and hold the Guarantor harmless from any losses incurred by the Guarantor pursuant to the terms of the guaranty executed by Guarantor in favor of the Lender in connection with the Loan.

In connection with the Loan, the Company capitalized deferred financing costs of $10.8 million, which consists of amounts paid for direct and indirect costs associated with the origination of the Loan. The Company additionally incurred $1.8 million of professional fees and other costs associated with the Loan that did not meet the criteria for capitalization as deferred financing costs, and are included in general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017. Deferred financing costs were $9.5 million and $0 as of September 30, 2017 and December 31, 2016, respectively, and are presented as a direct deduction of mortgages payable on the condensed consolidated balance sheets. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $16.2 million and $16.6 million as of September 30, 2017 and December 31, 2016, respectively, and is included in mortgages payable in the condensed consolidated balance sheets.

Components of interest expense for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Mortgage debt	$7,771	$7,020	$22,110	$20,971
Amortization of deferred financing costs	1,291	1,274	1,291	3,794
Capitalized interest	(40)	(91)	(258)	(268)

Total interest expense, net	$9,022	$8,203	$23,143	$24,497

Future scheduled principal payments of debt obligations as of September 30, 2017 are as follows (in thousands):

2017 (remaining months)	$118
2018	487
2019	800,510
2020	533
2021	562
Thereafter	14,036

Total	$816,246

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

	September 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial liabilities not measured at fair value:
Mortgages payable and mortgages payable related to assets of hotels held for sale	$816,246	$816,023	$793,116	$792,699

Mortgages payable and mortgages payable related to assets of hotels held for sale – For fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The estimated fair value of the mortgages payable and mortgages payable related to assets of hotels held for sale in the table above includes the estimated fair value of the mortgage loan secured by the Company’s Fort Worth, Texas Residence Inn property, and the Company’s carrying value of the Loan at September 30, 2017, and the 2014 Loan at December 31, 2016, including carrying amounts related to assets of hotels held for sale, if applicable. The fair value of the Loan at September 30, 2017, and the 2014 Loan at December 31, 2016 cannot be reasonably estimated because it is not readily determinable without undue cost.

Impairment of investment in real estate – The impairment determinations during the nine months ended September 30, 2017 and 2016 described in Note 2 were based on Level 2 fair value measurements.

8. Commitments and Contingencies

Insurance – The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where the Company believes such coverage is warranted or required under the terms of the Loan. On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. Insurance receivable related to fiscal year 2015 property insurance claims totaled $5.1 million at both September 30, 2017 and December 31, 2016. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with the Company’s insurance providers. As of September 30, 2017, the total estimated insurance recoveries are probable, and the collectability of the insurance receivable at September 30, 2017 is reasonably assured.

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

In February 2017, the Company received $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger. The proceeds are included in other revenue in the condensed consolidated statement of operations for the nine months ended September 30, 2017.

Franchise Agreements – As of September 30, 2017, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements – As of September 30, 2017, each of the Company’s 52 hotels were operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. The agreements have remaining terms generally ranging from less than one year to 17 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, may enter into management agreements to manage retail premises ancillary to its hotels.

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

Ground Leases – As of September 30, 2017, three of the Company’s hotel properties had ground leases with remaining terms ranging from three to 17 years, which may be extended at the Company’s election. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 17 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Ground lease expenses totaled $0.1 million for each of the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to September 30, 2017 and thereafter are as follows (in thousands):

2017 (remaining months)	$27
2018	107
2019	107
2020	45
Thereafter	—

Total	$286

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

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million from the date of the Merger described in Note 1. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of September 30, 2017, the initial liquidation preference has not been adjusted.

On August 6, 2017 (the “redemption date”), the Company used proceeds from the Loan (see Note 6) in the amount of approximately $54.5 million to redeem 28,560,947 shares of Series A Preferred Stock, representing approximately 39.458% of the total shares of Series A Preferred Stock outstanding on the redemption date. The shares of Series A Preferred Stock were redeemed on a pro rata basis from each stockholder at a redemption price of $1.9082 per share, which was comprised of the $1.90 liquidation preference per share and $0.082 in accumulated and unpaid dividends per share earned through the redemption date.

As of September 30, 2017, BRE Holdings owned approximately 0.9 million shares of the Series A Preferred Stock.

On March 28, 2017, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 17, 2017 to stockholders of record on April 1, 2017. On June 23, 2017, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on July 17, 2017 to stockholders of record on July 1, 2017. On September 29, 2017, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on October 16, 2017 to stockholders of record on October 1, 2017. As of September 30, 2017, the Company accrued $1.5 million for this dividend, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

10. Stockholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At September 30, 2017 and December 31, 2016, there were 100 shares of common stock issued and outstanding.

On February 10, 2017, the Board of Directors of the Company declared a dividend on its common stock of $100,000 per share, which was paid on February 13, 2017. On May 12, 2017, the Board of Directors of the Company declared a dividend on its common stock of $142,500 per share, which was paid on May 15, 2017. On July 13, 2017, the Board of Directors of the Company declared a dividend on its common stock of $64,388 per share, which was paid on July 14, 2017. On August 2, 2017, the Board of Directors of the Company declared a dividend on its common stock of $100,000 per share, which was paid on August 3, 2017. On November 8, 2017, the Board of Directors of the Company declared a dividend on its common stock of $65,000 per share, which was paid on November 9, 2017.

11. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. For the three months ended September 30, 2017 and 2016, the Company recorded $4.0 million and $2.3 million of income tax expense, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded $5.3 million and $2.3 million of income tax expense, respectively. The income tax expense for the three and nine months ended September 30, 2017 and 2016 is comprised of federal and state income taxes.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company, common stockholder, or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $5.0 million of franchise fees, marketing fees and other expenses during each of the three months ended September 30, 2017 and 2016 under agreements with Hilton or its subsidiaries. The Company incurred $13.8 million and $13.4 million of franchise fees, marketing fees and other expenses during the nine months ended September 30, 2017 and 2016 under agreements with Hilton or its subsidiaries. No amounts were payable to Hilton as of September 30, 2017 or December 31, 2016.

A management company provides services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $0.5 million to this management company during each of the three months ended September 30, 2017 and 2016, respectively, and $1.7 million and $1.5 million during the nine months ended September 30, 2017 and 2016, respectively. No amounts were outstanding to this management company as of September 30, 2017 or December 31, 2016.

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

Overview

We are a REIT focused on the ownership of upscale, extended-stay and select-service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott, TownePlace Suites by Marriott and Marriott brands. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors. As of September 30, 2017, our portfolio consisted of 52 hotels, containing a total of 6,303 rooms diversified among markets in 17 states.

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”). On May 14, 2013, we completed the acquisition of Apple Six pursuant to the merger agreement, by and between us, BRE Select Hotels Holdings LP (“BRE Holdings”) and Apple Six, pursuant to which Apple Six merged with and into us.

Our strategy is to own primarily premium branded select service hotels, concentrated in markets that offer multiple demand generators and high barriers to entry. We believe that premium branded select service hotels offer attractive returns in their ability to generate high RevPAR levels, combined with an efficient operating model to control costs and generate positive cash flows. All 52 of our hotel properties are Hilton or Marriott branded properties.

We actively monitor the profitability of our properties and aim to maximize stockholder value by evaluating opportunities to acquire or dispose of properties. As such, the composition and size of our hotel portfolio may change materially over time.

Our hotel portfolio experienced a decline in room revenue for the three and nine months ended September 30, 2017 compared to the prior year primarily due to the sale of two properties in August 2016 and eight properties during the nine months ended September 30, 2017. Excluding the properties sold, for the three and nine months ended September 30, 2017 occupancy increased slightly, while ADR declined slightly compared to the 2016 comparable periods. Operating income declined for the three months ended September 30, 2017 compared to the 2016 comparable period due to the sale of ten properties since August 2016. However, operating income improved moderately for the nine months ended September 30, 2017 compared to the 2016 comparable period primarily due to the gain on sale of hotel properties of $3.6 million in 2017 and the decline of impairments of investment in real estate in 2017 compared to the 2016 comparable period. Although our hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, the performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We expect revenues for our portfolio, excluding the impact of hotels sold in 2017 and 2016, to be flat for the rest of 2017, primarily due to increased competition in many of the markets where we own hotels. We have renovated over 80% of our hotel portfolio since 2014, and these improvements have helped us to continue to perform well as we continue to face increased competition.

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

Management Company	Number of Hotels	Number of Rooms
Inn Ventures, Inc.	10	1,493
Interstate Hotels & Resorts, Inc.	9	1,055
White Lodging Services Corporation	8	1,002
Larry Blumberg & Associates	10	797
Texas Western Hospitality	5	615
Marriott International, Inc.	3	542
OTO Development, LLC	5	496
Sage Hospitality	2	303

Total	52	6,303

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

Recent Events

In January 2017, we sold the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida and TownePlace Suites – Las Colinas, Texas. In February 2017, we sold the Courtyard – Albany, Georgia. In March 2017, we sold the Springhill Sites – Arlington, Texas. In June 2017, we sold the Courtyard – Valdosta, Georgia. In July 2017, we sold the Fairfield Inn – Pensacola, Florida. In August 2016, we sold the Marriott – Boulder, Colorado and the Hilton Garden Inn – Fredericksburg, Virginia properties. The ten hotels sold in 2016 and the first nine months of 2017 are collectively referred to as the “Sold Properties.”

In July 2017, we obtained an $800 million mortgage loan from commercial lenders. A portion of the proceeds from the new loan was used to repay the $732.6 million principal amount outstanding under the previous mortgage loan. Additionally, a portion of the proceeds was used to redeem 28,560,947 shares of our Series A Preferred Stock (representing approximately 39.458% of the total shares of Series A Preferred Stock outstanding) and pay accrued and unpaid dividends on such redeemed shares for an aggregate redemption price of approximately $54.5 million.

In February 2017, we received $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the merger. The proceeds are included in other revenue for the nine months ended September 30, 2017.

On June 5, 2015, we evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. For the year ended December 31, 2015, we recorded a total estimated loss due to property damage of $1.7 million, net of estimated property insurance recoveries of $8.6 million for this hotel and three other properties in Texas also impacted by the May 2015 flooding but which did not result in the temporary closures of these properties. Insurance receivable related to fiscal year 2015 property insurance claims totaled $5.1 million at both September 30, 2017 and December 31, 2016. The estimated insurance recoveries are preliminary, subject to final settlement of the respective claims with our insurance providers.

Our Hotel Portfolio

As of September 30, 2017, we owned 52 hotels with an aggregate of 6,303 rooms located in 17 states. The following tables summarize the hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
Brand Affiliation	Number of Hotels	Number of Rooms
Marriott
Residence Inn	10	1,247
Courtyard	8	822
TownePlace Suites	3	416
SpringHill Suites	3	379
Marriott	1	262
Fairfield Inn	1	63

Subtotal	26	3,189
Hilton
Hilton Garden Inn	13	1,645
Hampton Inn / Hampton Inn & Suites	7	757
Homewood Suites	6	712

Subtotal	26	3,114

Total	52	6,303

Number of Hotels and Guest Rooms by State
State	Number of Hotels	Number of Rooms
California	9	1,078
Texas	7	897
Washington	4	692
Oregon	4	671
Florida	6	519
Alabama	5	382
Alaska	3	348
Connecticut	3	319
Colorado	2	303
New Jersey	2	246
Pennsylvania	1	156
North Carolina	1	147
South Carolina	1	135
Tennessee	1	121
New York	1	112
Arizona	1	99
Georgia	1	78

Total	52	6,303

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (in thousands):

	Three Months		Three Months
	Ended	Percent of	Ended	Percent of
	September 30, 2017	Revenue	September 30, 2016	Revenue
Total hotel revenue	$71,747	100%	$79,885	100%
Hotel operating expenses	37,627	52%	41,831	52%
Taxes, insurance and other expense	3,644	5%	4,249	5%
General and administrative expense	3,348	5%	1,438	2%
Depreciation	8,693		9,160
Loss on sale of hotel properties	—		2,342
Interest expense, net	9,022		8,203
Loss on derivatives	148		—
Income tax expense	4,023		2,256

	Nine Months		Nine Months
	Ended	Percent of	Ended	Percent of
	September 30, 2017	Revenue	September 30, 2016	Revenue
Total hotel revenue	$202,990	100%	$225,791	100%
Hotel operating expenses	108,830	54%	120,978	54%
Taxes, insurance and other expense	11,091	5%	11,768	5%
General and administrative expense	6,905	3%	3,988	2%
Depreciation	26,866		29,509
Impairment of investment in real estate	2,988		8,507
(Gain) loss on sale of hotel properties	(3,628)		2,342
Interest expense, net	23,143		24,497
Loss on derivatives	148		—
Income tax expense	5,290		2,328

Comparable Operating Metrics

The follow table reflects key operating metrics for our 52 hotels owned as of September 30, 2017 (“Comparable Properties”). We define Comparable Properties as the results generated by the 52 hotels owned as of the end of the reporting period.

	For the three months ended September 30,		For the nine months ended September 30,
Statistical Data	2017	2016	2017	2016
Occupancy	80.5%	80.3%	77.3%	76.9%
ADR	$145.90	$146.51	$140.51	$140.93
RevPAR	$117.47	$117.59	$108.62	$108.33
RevPAR Index	114	116	116	118

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended September 30, 2017 and 2016, we had total hotel revenue of $71.7 million and $79.9 million, respectively. For the nine months ended September 30, 2017 and 2016, we had total hotel revenue of $203.0 million and $225.8 million, respectively. The decline was largely due to $7.7 million and $23.1 million in revenue attributable to the Sold Properties in the three and nine months ended September 30, 2016, respectively. The year-to-date decline in total hotel revenue attributable to the Sold Properties was partly offset by $1.4 million in proceeds received from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger.

The occupancy increases in 2017 compared to 2016 are primarily attributable to increases at hotels that were under renovation in the prior year. The ADR decreases in 2017 compared to 2016 are primarily attributable to increased supply in certain markets where new competitors have recently entered the market.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended September 30, 2017 and 2016, hotel operating expenses totaled $37.6 million and $41.8 million, respectively, representing, 52% of total hotel revenue for the respective periods. For the nine months ended September 30, 2017 and 2016, hotel operating expenses totaled $108.8 million and $121.0 million, respectively, representing, 54% of total hotel revenue for the respective periods. The decline was largely due to $4.4 million and $13.1 million in expenses attributable to the Sold Properties that were incurred during the three and nine months ended September 30, 2016, respectively.

Excluding the impact of the Sold Properties, our results for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 reflect our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the three months ended September 30, 2017 and 2016 were $3.6 million and $4.2 million, or 5% of total hotel revenue for the respective periods. Taxes, insurance, and other expenses for the nine months ended September 30, 2017 and 2016 were $11.1 million and $11.8 million, or 5% of total hotel revenue for the respective periods. Excluding the impact of the Sold Properties, we experienced higher costs due to property damage at certain properties, for which we are responsible for insurance deductibles before any eligible recovery amounts from insurance carriers.

General and administrative expense for the three months ended September 30, 2017 and 2016 was $3.3 million and $1.4 million, or 5% and 2% of total hotel revenue, respectively. General and administrative expense for the nine months ended September 30, 2017 and 2016 was $6.9 million and $4.0 million, or 3% and 2% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses. The increase in 2017 compared to 2016 was primarily due to $1.8 million of professional fees and other costs we incurred during the three and nine months ended September 30, 2017 associated with the $800 million loan we obtained in July 2017. In addition, we have experienced higher advisory and legal fees in the nine months ended September 30, 2017 compared to the same period in 2016 due primarily to hotel dispositions.

Depreciation expense for the three months ended September 30, 2017 and 2016 was $8.7 million and $9.2 million, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $26.9 million and $29.5 million, respectively. The decrease in 2017 compared to 2016 was largely due to $1.2 million and $3.8 million in depreciation expense attributable to the Sold Properties that was incurred during the three and nine months ended September 30, 2016, respectively, but not incurred in 2017 due to the disposition of the Sold Properties, offset by increases in 2017 depreciation expense related to fixed assets placed in service at the Comparable Properties since September 30, 2016.

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

Gain (loss) on sale of hotel properties for the three months ended September 30, 2017 and 2016 was $0 and ($2.3 million), respectively. Gain (loss) on sale of hotel properties for the nine months ended September 30, 2017 and 2016 was $3.6 million and ($2.3 million), respectively. We sold eight hotels in the nine months ended September 30, 2017 that resulted in a gain on sale of hotel properties, compared to two hotels sold in the nine months ended September 30, 2016 that resulted in a loss on sale of hotel properties.

Interest expense, net for the three months ended September 30, 2017 and 2016 was $9.0 million and $8.2 million, respectively. Interest expense, net for the nine months ended September 30, 2017 and 2016 was $23.1 million and $24.5 million, respectively.

The increase for the quarter was largely due to $0.6 million for the period in July 2017 when interest was payable on both the previous and new mortgage loans. The decrease for the nine months ended September 30, 2017 compared to the same period in 2016 was due to $2.5 million less of amortization of deferred financing costs, as deferred financing costs on the previous loan were fully amortized in 2016, partially offset by increased interest expense due to higher interest rates in 2017 compared to 2016. We capitalized interest of $0.1 million in both the three months ended September 30, 2017 and 2016, respectively, and $0.3 million for both the nine months ended September 30, 2017 and 2016, respectively, related to capital improvement projects at several of our hotels.

Income tax expense for the three months ended September 30, 2017 and 2016 was $4.0 million and $2.3 million, respectively. Income tax expense for the nine months ended September 30, 2017 and 2016 was $5.3 million and $2.3 million, respectively. The increase in income tax expense for the three and nine months ended September 30, 2017 as compared to the 2016 comparable periods is primarily due to the taxable gain on sale of certain hotel properties during 2017, partially offset by the decline in taxable income attributable to the Sold Properties as described above. Excluding the sale of hotels, our effective tax rate was higher period over period due to the contribution of certain investments in real estate from the REIT to certain TRS during 2017.

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

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income	$5,242	$10,406	$21,357	$21,874
Depreciation and amortization	8,693	9,160	26,866	29,509
Interest expense, net	9,022	8,203	23,143	24,497
Income tax expense	4,023	2,256	5,290	2,328

EBITDA	26,980	30,025	76,656	78,208
Impairment of investment in real estate	—	—	2,988	8,507
(Gain) loss on sale of hotel properties	—	2,342	(3,628)	2,342
Loss on derivatives	148	—	148	—

Adjusted EBITDA	$27,128	$32,367	$76,164	$89,057

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

Net cash flows provided by operating activities for the nine months ended September 30, 2017 declined by $12.4 million compared to the nine months ended September 30, 2016, primarily due to the impact of ten fewer hotels for the full nine-month period in 2017 compared to 2016 due to the sale of the Sold Properties. Net cash flows provided by investing activities for the nine months ended September 30, 2017 decreased by $0.9 million compared to the nine months ended September 30, 2016, due primarily to the decline of $9.8 million in proceeds from the sale of hotel properties in 2017 compared to 2016, partially offset by $8.4 million less in capital improvements consistent with our capital improvement plans. Net cash used in financing activities for the nine months ended September 30, 2017 decreased by $14.0 million compared to the nine months ended September 30, 2016, primarily due to $12.1 million less in debt repaid for the Sold Properties in 2017 compared to 2016, as well as $4.3 million less in dividends paid to our common stockholder. The net impact of the proceeds received from our July 7, 2017 mortgage loan borrowing, payoff of our previous mortgage loan, payments for loan financing fees, and Series A preferred stock redemption did not materially affect cash flows from financing activities for the nine months ended September 30, 2017 compared to the 2016 comparable period.

Mortgage Loans

On July 7, 2017, certain of our indirect wholly owned subsidiaries (the “Borrowers”) and Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained a $800 million mortgage loan from the

Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 51 of the 52 properties owned or ground-leased by certain subsidiaries of the Company as of the date of the Loan, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, a subsidiary of the Company, and a security interest in deposit accounts. The Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan is not subject to any mandatory principal amortization. A portion of the proceeds from the Loan was used to repay the $732.6 million principal amount outstanding under the previous mortgage loan, and the Borrowers repaid in full, cancelled and terminated the mortgage loan agreements outstanding relating to the previous mortgage loan without any penalties incurred. Additionally, a portion of the proceeds was used to redeem shares of the Company’s Series A Preferred Stock.

As of September 30, 2017, we had $816.3 million in mortgages payable, comprised of $800.0 million under the Loan, and $16.3 million secured by the Fort Worth, Texas Residence Inn property.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $22.7 million in capital improvements in the first nine months of this year, and expect to spend an additional $5.0 million on capital improvements during the remainder of this year.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our stockholders. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2016, dividends on our common stock were paid in February, May, August, September and November. On February 13, 2017, we paid a dividend on our common stock of $100,000 per share. On May 15, 2017, we paid a dividend on our common stock of $142,500 per share. On July 14, 2017, we paid a dividend on our common stock of $64,388 per share. On August 3, 2017, we paid a dividend on our common stock of $100,000 per share. On November 9, 2017, we paid a dividend on our common stock of $65,000 per share. Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

In 2016, dividends on the Series A Preferred Stock were paid in January, April, July, and October. On January 17, 2017, we paid a dividend on our Series A Preferred Stock of $0.0333 per share to stockholders of record on January 1, 2017. On March 28, 2017, our Board of Directors declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 17, 2017 to stockholders of record on April 1, 2017. On June 23, 2017, our Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on July 17, 2017 to stockholders of record on July 1, 2017. On September 29, 2017, our Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on October 16, 2017 to stockholders of record on October 1, 2017. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

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

In August 2017, we used proceeds from the Loan to redeem 28,560,947 shares of Series A Preferred Stock, representing approximately 39.458% of the total Series A Preferred Stock outstanding, with an aggregate redemption price of approximately $54.5 million, which included accrued and unpaid dividends on such redeemed shares.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Documents

10.1	Loan Agreement dated as of July 7, 2017 by and among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P., BRE Select Hotels Properties II LLC and BRE Select Hotels Properties II Sub LLC, collectively, as Borrower, and BRE Select Hotels Operating LLC, as Operating Lessee, and Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017 (File No. 333-186090)).

10.2	Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement by Borrower and Operating Lessee, collectively, as Mortgagor, to Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as Mortgagee (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017 (File No. 333-186090)).

10.3	Guaranty Agreement executed as of July 7, 2017 by BSHH LLC in favor of Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as Lender (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017 (File No. 333-186090)).

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

*	Filed herewith

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

BRE SELECT HOTELS CORP

Date: November 13, 2017	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

Date: November 13, 2017	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President and Managing Director
(Principal Financial Officer and Principal Accounting Officer)