Form 10-K
period 2017-12-31
BRE Select Hotels Corp
filed 2018-04-02
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

There is currently no established public trading market in which the Company’s shares of common stock are traded, and all shares of common stock are held by an affiliate of the Company. The number of shares of common stock outstanding as of April 2, 2018 was 100.

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

Except where context suggests otherwise, the Company defines certain terms in this Annual Report on Form 10-K as follows:

•	“the Company,” “BRE Select Hotels,” “we” or “our” refer to BRE Select Hotels Corp, together with its wholly-owned subsidiaries;

•	“our hotels” refers to the 52 hotels owned by us as of December 31, 2017;

•	“Occupancy” represents the total number of hotel rooms sold in a given period divided by the number of hotel rooms available;

•	“Average Daily Rate”, or ADR, represents the average room price at a hotel or group of hotels and is computed by dividing total hotel room revenues by the total number of rooms sold in a given period; and

•	“Revenue Per Available Room”, or RevPAR, is the product of occupancy and ADR.

Item 1.	Business

Overview

We are a real estate investment trust (“REIT”) focused on the ownership of upscale, extended-stay and select service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott, TownePlace Suites by Marriott and Marriott brands. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors, and our strategy is to own primarily premium branded select service hotels concentrated in markets that offer multiple demand generators and high barriers to entry. As of December 31, 2017, our portfolio consisted of 52 hotels, containing a total of 6,303 rooms diversified among markets in 17 states.

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

We have elected to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our stockholders, subject to certain adjustments and excluding any net capital gain. Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our taxable REIT subsidiaries (“TRS”) lessees, and our TRS lessees retain unaffiliated third-party managers to operate our hotels pursuant to management agreements. As of December 31, 2017, the management companies engaged, and our hotels and rooms they managed, were as follows:

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

Debt. On July 7, 2017, we obtained an $800 million mortgage loan at an initial interest rate equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. We used $732.6 million of the loan proceeds to pay the outstanding balance on our previous mortgage loan obtained on December 3, 2014. In addition, on August 6, 2017 (the “redemption date”) we used $54.5 million of the loan proceeds to redeem 28,560,947 shares of our Series A Preferred Stock on a pro-rata basis from each stockholder, representing approximately 39.458% of the total shares of Series A Preferred Stock outstanding on the redemption date. The redemption price was $1.9082 per share, which was comprised of the $1.90 liquidation preference per share and $0.082 in accumulated and unpaid dividends per share earned through the redemption date. We also have a $16.1 million loan secured by our Fort Worth, Texas Residence Inn property that matures in October 2022 and carries a fixed interest rate of 4.73%.

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

We sold eight hotels during 2017 and designated two additional hotels as held for sale as of December 31, 2017, which were subsequently sold during the first two months of 2018.

Hotel	Date of Sale
Fairfield Inn - Huntsville, Alabama	January 2017
TownePlace Suites - Arlington, Texas	January 2017
Springhill Suites - Clearwater, Florida	January 2017
TownePlace Suites - Las Colinas, Texas	January 2017
Courtyard - Albany, Georgia	February 2017
Springhill Suites - Arlington, Texas	March 2017
Courtyard - Valdosta, Georgia	June 2017
Fairfield Inn - Pensacola, Florida	July 2017
Residence Inn - Huntsville, Alabama	January 2018
Marriott - Redmond, Washington	February 2018

Brand Affiliations. Our hotels operate under strong, premium brands with all of our hotels operating under relationships with Marriott International Inc. or its affiliates (“Marriott”) or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The following table sets forth the brand affiliations of our hotels as of December 31, 2017:

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

As of December 31, 2017, we owned 52 hotels with an aggregate of 6,303 rooms located in 17 states. The following table summarizes these hotels and rooms by state:

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

Management Agreements. Each of our 52 hotels are operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). Our hotel managers generally have responsibility and authority for the day to day operations of each hotel, which include providing all hotel employees, overseeing operations and providing us with financial projections. As of December 31, 2017, the management agreements had remaining terms generally ranging from less than one year to 16 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. We are required to pay fees to the manager under these management agreements, and the fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to us, as defined in the management agreements. We have the option to terminate the management agreements if specified performance thresholds are not satisfied.

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

TRS Lease Agreements. Our lease agreements are intercompany agreements between the TRS lessees and our property-owning subsidiaries. These agreements generally contain terms which are customary for third-party lease agreements, including terms for rent payments and other expenses. All related rental income and expense related to the TRS lease agreements net to zero and have no impact on the consolidated financial statements.

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

Employees

We have no employees. During 2017, all employees involved in the day-to-day operation of our hotels were employed by third-party management companies engaged pursuant to the hotel management agreements. Corporate services are provided by another management company engaged pursuant to a corporate services agreement.

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

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry and the agreements under which we operate, including, but not limited to:

•	significant competition from other hospitality providers and lodging alternatives;

•	an increase in supply of hotel rooms that exceeds increases in demand;

•	dependence on business and leisure travel;

•	governmental action and uncertainty resulting from U.S. and global political trends, including potential barriers to travel, trade and immigration;

•	increases in energy costs and other travel expenses, which may adversely affect travel patterns;

•	our relationships with and the performance of third-party managers and franchisors;

•	reduced travel due to geo-political uncertainty, including terrorism, legislation or executive policies, travel-related health concerns, including the widespread outbreak of infectious or contagious diseases in the U.S., inclement weather conditions, including natural disasters such as hurricanes and earthquakes, and airline strikes or disruptions;

•	reduced travel due to adverse national, regional or local economic and market conditions;

•	changes in desirability of geographic regions in which our hotels are located;

•	increases in operating costs, including increases in the cost of property insurance, utilities and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased room rates;

•	labor shortages and increases in the cost of labor due to low unemployment rates or to government regulations surrounding wage rates, health care coverage and other benefits;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations;

•	natural or man-made disasters, such as earthquakes, tornadoes, hurricanes, wildfires, mudslides and floods; and

•	any inability to remodel outmoded buildings as required by the franchise or lease agreement.

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

Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRS lessees, and our TRS lessees retain third-party managers to operate our hotels pursuant to management agreements. We have entered into individual hotel management agreements for all 52 of our hotels with eight different managers.

Under the terms of the hotel management agreements, the hotel managers are responsible for all aspects of the operations of our hotels, including ensuring those operations are conducted in accordance with applicable law and regulations and in our best interests, and our ability to participate in operating decisions regarding our hotels is limited to certain matters, including approval of the annual operating budget. While our TRS lessees closely monitor the performance and operations of our third-party managers, we cannot assure you that the mangers will manage our hotels in a manner that is consistent with their respective obligations under the applicable hotel management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. We do not have the authority to require any hotel to be operated in a particular manner, even if we believe that our hotels are not being operated efficiently or in our best interests, and our general recourse under the hotel management agreements is limited to termination upon advance notice. From time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. We generally will attempt to resolve any such disputes through discussions or negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to their party dispute resolution, the outcome of which may be unfavorable to us.

Our investments are concentrated in a single segment of the hotel industry.

We are focused on the ownership of upscale, extended-stay and select service hotels concentrated in markets that offer multiple demand generators and high barriers to entry. We are subject to risks inherent in concentrating investments in a single industry and in a specific market segment within that industry. The adverse effect on amounts available for distribution to stockholders resulting from a downturn in the hotel industry in general or the mid-scale segment in particular could be more pronounced than if we had diversified our investments outside of the hotel industry or in additional hotel market segments.

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

All of the hotels we owned as of December 31, 2017 operate under relationships with Marriott or Hilton. As a result, our success is dependent in part on the continued strength of the Marriott and Hilton brands. We believe strong premium brands provide value through increased demand and consumer loyalty. Consequently, if the market recognition or positive perception of Marriott and/or Hilton deteriorates or is compromised, the goodwill associated with their branded hotels in our portfolio may be adversely affected, and any decreased financial health of the franchisor could adversely affect the income generated by our properties.

Consumers’ increasing use of travel intermediaries may materially and adversely affect our profitability.

Although a majority of rooms booked are affected through websites maintained by the hotel franchisors, some of our hotel rooms will be booked through other channels or intermediaries. Typically, these travel intermediaries have access to room inventories at participating hotels and charge higher commissions, which reduces the hotel’s profitability. In addition, some of these travel intermediaries may attempt to offer hotel rooms as a commodity by increasing the importance of price and general indicators of quality at the expense of brand identification. If consumers develop brand loyalties to alternate reservation systems rather than to the brands under which our hotels are franchised, the value of our hotels could decrease, and our business and profitability could be materially and adversely affected.

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

As of December 31, 2017, three of our hotels were subject to ground leases. Accordingly, we only own a long-term leasehold, sub-leasehold or similar interest in those three hotels. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. If we are found to be in breach of a ground lease, we could lose the right to operate the hotel. In addition, unless we can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurances can be given, we will lose our right to operate these properties and our interest in the property, including any investment made in the property. Our ability to exercise any extension options relating to our ground leases is subject to, among other conditions, the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. If we were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, we would be unable to derive income from such hotel.

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

As of December 31, 2017, we had $816.1 million of mortgage debt outstanding. Our substantial leverage subjects us to a number of risks, including the following:

•	a decrease in our net operating cash flow or an increase in our expenses could make it difficult for us or our subsidiaries to satisfy our or their respective debt service requirements or force us to modify our operations;

•	the indebtedness is secured by mortgage liens on all of our properties, reducing our ability to obtain additional financing;

•	our ability to obtain additional financing for working capital, capital expenditures or other purposes may be impaired, or any such financing may not be available on terms favorable to us;

•	interest expense reduces the funds that would otherwise be available to us for our operations and future business opportunities or for distributions to the holders of the Series A Preferred Stock or our stockholder;

•	the substantial leverage increases our vulnerability to general economic downturns and adverse industry conditions, or we may be unable to carry out capital spending that is important to our growth and the maintenance of our properties;

•	the substantial leverage could limit our flexibility in planning for, or reacting to, changes in our business and our industry in general;

•	the substantial leverage may cause us to make non-strategic divestitures; and

•	the substantial leverage and the amount required to pay our debt obligations could place us in a competitive disadvantage to our competitors that are less highly-leveraged because, among other things, it may restrict our ability to make competitive upgrades to our existing hotels.

Our substantial consolidated indebtedness exposes our assets to the possibility of foreclosure, which could result in the loss of our investment in one or more properties.

As of December 31, 2017, 51 of our 52 properties secured $800 million of cross-collateralized and cross-defaulted mortgage debt (which we refer to herein as the “debt financing”), and one remaining property secured a separate mortgage loan for $16.1 million. If our subsidiaries that are borrowers under the debt financing are unable to meet the required debt service payments under the debt financing, the holder of the mortgage could foreclose on the cross-defaulted and cross-collateralized properties, resulting in a loss of our investment. Alternatively, if we decide to cause the sale of properties to raise funds to meet debt service obligations, it is possible that such properties would be disposed of at a loss.

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

The loan documents related to the debt financing (which we refer to herein as the “debt agreements”) contain, and the terms of any future indebtedness may contain, certain financial, operating and other covenants that restrict our ability to finance future operations or capital needs or engage in other activities that may be in our interest. Such restrictions affect, and in many respects limit or prohibit, among other things, our or certain of our subsidiaries’ ability to:

•	incur additional secured or unsecured indebtedness;

•	make cash distributions at any time that the debt yield, representing the quotient (expressed as a percentage) calculated by dividing the annualized net operating income of the properties subject to the debt agreements by the outstanding principal amount of the indebtedness under the debt agreements, is, for two consecutive quarters, less than (i) 8.00% during the initial two-year term, the first extension term and the second extension term of the debt agreements and (ii) 9.00% during the third, fourth and fifth extension terms of the debt agreements, in each case, until such time as the debt yield for two consecutive quarters is equal to or greater than 8.00% during the initial two-year term, the first extension term and second extension term of the debt agreements and 9.00% during the third, fourth and fifth extension terms of the debt agreements;

•	make investments or acquisitions;

•	use assets as security in other transactions;

•	sell assets (except that the borrowers are permitted to sell assets so long as the debt yield is not reduced (other than a special prepayment), subject to payment of applicable prepayment premiums and other property release requirements);

•	guarantee other indebtedness; and

•	consolidate, merge or transfer all or substantially all of our assets.

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

We may become subject to regulatory inquiries, which could result in costs and personnel time commitment in connection with responding. We may also become subject to action by governing regulatory agencies as a result of our activities, which could result in costs to respond and fines or changes in our business practices, any of which could have a material adverse effect on our financial condition, results of operations, liquidity, capital resources, and cash flows.

We face possible risks associated with the physical effects of climate change.

We are subject to risks associated with the physical effects of climate change, which could include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels causing damage to our properties. Over time, these conditions could result in declining hotel demand or our inability to operate the affected hotels at all. Climate change also may have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, as well as increasing the cost of renovations, energy, water and snow removal at our properties. We cannot predict with certainty whether climate change is occurring and, if so, at what rate, and therefore there can be no assurance that climate change will not have a material adverse effect on us.

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

The Series A Preferred Stock effectively ranks junior to the debt financing and any other of our or our subsidiaries’ indebtedness. We and our subsidiaries had $816.1 million of indebtedness outstanding as of December 31, 2017. The debt financing is secured by liens on substantially all of the assets of our subsidiaries. This permits the lenders under the debt financing to be paid from the proceeds of our assets before any of our other creditors or equity holders, including holders of Series A Preferred Stock, may be paid. In addition, the certificate of designations governing the Series A Preferred Stock permits us and our subsidiaries to incur up to $800 million of indebtedness without the consent of the holders of the Series A Preferred Stock. We may, however, incur more than $800 million of indebtedness without the consent of the holders of Series A Preferred Stock to the extent the proceeds of such additional indebtedness are used to redeem or purchase Series A Preferred Stock.

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

The initial liquidation preference of $1.90 per share of Series A Preferred Stock may be reduced significantly should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million (see Part I., Item 3. “Legal Proceedings”). At this time, we cannot provide a reasonable estimate of the net costs and payments relating to any such matters, but it is possible that the liquidation preference of the Series A Preferred Stock could be reduced to zero. Even if we are successful in addressing these legal matters, the costs associated with them may be significant, and the liquidation preference may therefore be reduced significantly below $1.90 per share.

The Series A Preferred Stock does not and will not have a trading market and is subject to restrictions on ownership and transfer.

No public market for the Series A Preferred Stock currently exists, and we do not expect that one will develop at any time in the future. The Series A Preferred Stock is not listed on any securities exchange. In addition, we must comply with certain requirements to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, our certificate of incorporation provides that to the extent that any transfer of stock would jeopardize our status as a REIT, cause us to be “pension-held,” or cause us not to be “domestically controlled” (which we refer to herein as “prohibited events”), then the number of shares that otherwise would result in a prohibited event will be deemed to have been transferred to a trustee to be held in a trust established by our board of directors for the benefit of a charitable beneficiary. If the transfer to the charitable trust would not for any reason prevent the prohibited event, then the transfer of that number of shares that otherwise would cause the prohibited event will be void. In either case, the intended transferee (which we refer to herein as the “prohibited owner”) will not acquire any rights in such shares. A prohibited owner would receive net proceeds from the sale in accordance with our certificate of incorporation.

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

The maximum marginal rate of tax payable by taxpayers taxed at individual rates on dividends received from a regular C corporation is 20%. This reduced tax rate, however, will not apply to dividends paid by a REIT on its stock, except for certain limited amounts. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “Ordinary REIT dividends” (generally, dividends received from a REIT that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in a maximum effective U.S. federal income tax rate of 29.6% on such income.

Item 1B.    Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2017, we owned 52 hotels located in 17 states with an aggregate of 6,303 rooms, consisting of the following:

				Number
City	State	Brand	Manager	of Rooms
Dothan	Alabama	Courtyard	LBA	78
Dothan	Alabama	Hampton Inn & Suites	LBA	85
Huntsville	Alabama	Residence Inn	LBA	78
Tuscaloosa	Alabama	Courtyard	LBA	78
Tuscaloosa	Alabama	Fairfield Inn	LBA	63
Anchorage	Alaska	Hampton Inn	Interstate	101
Anchorage	Alaska	Hilton Garden Inn	Interstate	125
Anchorage	Alaska	Homewood Suites	Interstate	122
Phoenix	Arizona	Hampton Inn	OTO	99
Arcadia	California	Hilton Garden Inn	OTO	124
Arcadia	California	SpringHill Suites	OTO	86
Bakersfield	California	Hilton Garden Inn	Interstate	120
Folsom	California	Hilton Garden Inn	Inn Ventures	100
Foothill Ranch	California	Hampton Inn	OTO	84
Lake Forest	California	Hilton Garden Inn	OTO	103
Milpitas	California	Hilton Garden Inn	Inn Ventures	161
Roseville	California	Hilton Garden Inn	Inn Ventures	131
San Francisco	California	Hilton Garden Inn	White	169
Glendale	Colorado	Hampton Inn & Suites	Sage	133
Lakewood	Colorado	Hampton Inn	Sage	170
Farmington	Connecticut	Courtyard	White	119
Rocky Hill	Connecticut	Residence Inn	White	96
Wallingford	Connecticut	Homewood Suites	White	104
Lake Mary	Florida	Courtyard	Interstate	83
Lakeland	Florida	Residence Inn	LBA	78
Panama City	Florida	Courtyard	LBA	84
Pensacola	Florida	Courtyard	LBA	90
Pensacola	Florida	Hampton Inn & Suites	LBA	85
Tallahassee	Florida	Hilton Garden Inn	Interstate	99
Columbus	Georgia	Residence Inn	LBA	78
Mt. Olive	New Jersey	Residence Inn	White	123
Somerset	New Jersey	Homewood Suites	White	123
Saratoga Springs	New York	Hilton Garden Inn	White	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	Interstate	147
Hillsboro	Oregon	Courtyard	Inn Ventures	155
Hillsboro	Oregon	Residence Inn	Inn Ventures	122
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	136
Portland	Oregon	Residence Inn	Inn Ventures	258
Pittsburgh	Pennsylvania	Residence Inn	White	156
Myrtle Beach	South Carolina	Courtyard	Marriott	135
Nashville	Tennessee	Homewood Suites	Interstate	121
Dallas	Texas	SpringHill Suites	Western	148
Fort Worth	Texas	Homewood Suites	Interstate	137
Fort Worth	Texas	Residence Inn	Western	149
Fort Worth	Texas	SpringHill Suites	Marriott	145
Laredo	Texas	Homewood Suites	Western	105
Laredo	Texas	Residence Inn	Western	109
McAllen	Texas	Hilton Garden Inn	Western	104
Kent	Washington	TownePlace Suites	Inn Ventures	152
Mukilteo	Washington	TownePlace Suites	Inn Ventures	128
Redmond	Washington	Marriott	Marriott	262
Renton	Washington	Hilton Garden Inn	Inn Ventures	150

Total number of rooms				6,303

Item 3.	Legal Proceedings

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

There is currently no established public trading market in which our shares of common stock are traded. As of April 2, 2018, there were 100 shares of common stock issued and outstanding, all of which were held by BRE Holdings.

Cash dividends declared per share on our common stock were as follows:

	2017	2016
First quarter	$100,000.00	$90,000.00
Second quarter	$142,500.00	$100,000.00
Third quarter	$164,387.71	$260,000.00
Fourth quarter	$65,000.00	$90,000.00

Cash dividends declared per share on the Series A Preferred Stock were as follows:

	2017	2016
First quarter	$0.0333	$0.0333
Second quarter	$0.0333	$0.0333
Third quarter	$0.0333	$0.0333
Fourth quarter	$0.0333	$0.0333

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

Characterization of Distributions – For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2017		2016
	Amount	%	Amount	%
Common Stock:
Ordinary income	$131,954.41	27.96%	$180,732.10	33.47%
Return of capital	339,933.30	72.04%	359,267.90	66.53%

Total	$471,887.71	100.00%	$540,000.00	100.00%

Series A Preferred Stock:
Ordinary income (1) (2)	$0.1332	100.00%	$0.1332	100.00%

Total	$0.1332	100.00%	$0.1332	100.00%

(1)	The fourth quarter Series A Preferred dividend paid on January 17, 2017 is treated as a 2017 distribution for tax purposes.
(2)	The fourth quarter Series A Preferred dividend paid on January 16, 2018 is treated as a 2018 distribution for tax purposes.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 (Successor), and the period from January 1, 2013 through May 13, 2013 (Predecessor). Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Successor					Predecessor
(in thousands except share and statistical data)	2017	2016	2015	2014	2013	Period from January 1, through May 13, 2013
Revenues:
Room revenue	$243,790	$268,659	$268,272	$258,223	$159,859	$82,063
Other revenue	16,088	17,820	18,743	18,298	11,151	6,212
Reimbursed expenses	-	-	-	-	-	2,838

Total revenue	259,878	286,479	287,015	276,521	171,010	91,113

Expenses:
Hotel operating expenses	142,100	156,698	157,076	153,216	94,679	51,728
Taxes, insurance and other	15,153	15,449	14,552	14,725	8,593	4,457
General and administrative	9,157	5,164	5,013	6,850	3,193	2,828
Merger transaction costs	-	-	-	-	21,537	67,633
Reimbursed expenses	-	-	-	-	-	2,838
Depreciation	35,668	38,507	33,775	27,412	16,359	10,651
Impairment of investment in real estate	13,911	17,694	-	-	-	-
(Gain) loss on sale of hotel properties	(3,628)	2,342	-	-	-	-
Loss on disposals of investment in real estate	4,981	-	6,116	-	-	-
Interest expense, net	31,722	32,144	30,704	38,783	24,531	1,439
Extinguishment of mortgages payable and mezzanine loans	-	-	-	4,295	-	-
Loss (gain) on derivatives	152	89	59	735	(34)	-
Income tax expense (benefit)	4,628	(1,198)	2,409	2,742	826	140

Total expenses	253,844	266,889	249,704	248,758	169,684	141,714

Income (loss) from continuing operations	6,034	19,590	37,311	27,763	1,326	(50,601)
Income (loss) from discontinued operations	-	-	-	(44)	(286)	18

Net income (loss)	6,034	19,590	37,311	27,719	1,040	(50,583)
Series A Preferred Stock dividends declared	(7,973)	(9,641)	(9,641)	(12,797)	(9,369)	-

Net (loss) income available for common stockholder	($1,939)	$9,949	$27,670	$14,922	($8,329)	($50,583)

Per Common Share:
(Loss) income from continuing operations, after Series A Preferred Stock dividends	($19,390.00)	$99,490.00	$276,700.00	$149,660.00	($80,430.00)	($0.55)
Loss from discontinued operations	0.00	0.00	0.00	(440.00)	(2,860.00)	0.00

Net (loss) income available to common stockholder	($19,390.00)	$99,490.00	$276,700.00	$149,220.00	($83,290.00)	($0.55)

Distributions paid per common share	$471,887.71	$540,000.00	$380,000.00	$300,000.00	$141,000.00	$0.00
Weighted-average common shares outstanding - basic and diluted	100	100	100	100	100	91,270,197

Balance Sheet Data (at end of period):
Cash	$22,491	$25,170	$29,137	$22,776	$23,902	$11,051
Investment in real estate, net	$758,259	$857,918	$986,640	$974,833	$959,014	$719,956
Total assets	$974,512	$1,067,084	$1,162,302	$1,182,364	$1,181,583	$741,893
Debt and redeemable preferred stock	$891,093	$930,276	$979,429	$984,613	$976,680	$49,048
Stockholder’s equity	$73,548	$122,821	$166,872	$177,202	$192,450	$688,432
Net book value per share	$735.48	$1,228.21	$1,668.72	$1,772.02	$1,924.50	$7.54

Other Data:
Cash flow from (used in):
Operating activities	$63,544	$77,572	$80,720	$71,229	$19,371	($42,191)
Investing activities	$37,008	$35,932	($60,845)	($24,415)	($917,496)	($1,756)
Financing activities	($100,116)	($117,646)	($48,062)	($46,400)	$922,027	$54,998
Number of hotels owned at end of period (including hotels held for sale)	52	60	62	62	66	66
Average Daily Rate (ADR) (a) (b) (c)	$138	$135	$134	$126	$123	$116
Occupancy (a) (b) (c)	76%	75%	75%	76%	76%	73%
Revenue per Available Room (RevPAR) (a) (b) (c)	$104	$101	$101	$96	$94	$84
Total rooms sold (a) (c)	1,736,347	1,987,184	2,006,637	2,046,198	1,297,229	709,621
Total rooms available (a) (c)	2,300,595	2,647,667	2,661,472	2,681,655	1,704,504	978,777

(a)	From continuing operations.
(b)	Excludes Homewood Suites Ft. Worth for the period from June 4, 2015 through October 26, 2015 due to the property closure due to flood damage.
(c)	Includes hotels sold through the period owned in each respective period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1.A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a real estate investment trust (REIT) focused on the ownership of upscale, extended-stay and select service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott, TownePlace Suites by Marriott and Marriott brands. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors. As of December 31, 2017, our portfolio consisted of 52 hotels, containing a total of 6,303 rooms diversified among markets in 17 states.

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

Our hotel portfolio experienced a decline in room revenue in 2017 compared to the prior year primarily due to the sale of two properties in August 2016 and eight properties during 2017. Excluding the properties sold, for the year ended December 31, 2017 occupancy increased slightly, while ADR declined slightly compared to the 2016 comparable period. Operating income declined for the year ended December 31, 2017 compared to the prior year primarily due to the sale of ten properties since August 2016 and the loss on disposals of investment in real estate of $5.0 million in 2017, offset by the gain on sale of hotel properties of $3.6 million in 2017 and the decline of impairments of investment in real estate in 2017 compared to 2016. Although our hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, the performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We expect revenues for our portfolio, excluding the impact of sold hotels, to rise by approximately 1-2% in 2018, which is consistent with the RevPAR growth forecasted for the industry in 2018. We have renovated substantially all of our hotel portfolio since 2014, and these improvements have helped us to continue to perform well as we continue to face increased competition in most of our markets.

Recent Events

In January 2018, we sold the Residence Inn – Huntsville, Alabama. In February 2018, we sold the Marriott – Redmond, Washington.

In January 2017, we sold the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida and TownePlace Suites – Las Colinas, Texas. In February 2017, we sold the Courtyard – Albany, Georgia. In March 2017, we sold the Springhill Sites – Arlington, Texas. In June 2017, we sold the Courtyard – Valdosta, Georgia. In July 2017, we sold the Fairfield Inn – Pensacola, Florida. In August 2016, we sold the Marriott – Boulder, Colorado and the Hilton Garden Inn – Fredericksburg, Virginia properties. The ten hotels sold in 2016 and 2017 are collectively referred to as the “Sold Properties.”

In July 2017, we obtained an $800 million mortgage loan from commercial lenders. A portion of the proceeds from the new loan was used to repay the $732.6 million principal amount outstanding under the previous mortgage loan. Additionally, a portion of the proceeds was used to redeem 28,560,947 shares of our Series A Preferred Stock (representing approximately 39.458% of the total shares of Series A Preferred Stock outstanding on the redemption date) and pay accrued and unpaid dividends on such redeemed shares for an aggregate redemption price of approximately $54.5 million.

In February 2017, we received $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the merger. The proceeds are included in other revenue for the year ended December 31, 2017.

On June 5, 2015, we evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. Insurance receivable related to fiscal year 2015 property insurance claims totaled $0 and $5.1 million as of December 31, 2017 and 2016, respectively. We collected $0.1 and $1.4 million of the insurance receivable during the years ended December 31, 2017 and 2016, respectively. We believe we are owed in excess of $5.0 million for the outstanding insurance claims related to the 2015 flooding. However, after negotiations with our insurance providers and a failed attempt to resolve the dispute through mediation in November 2017, we filed a lawsuit in November 2017 in order to collect the remaining amounts due from our insurance providers. Accordingly, since the matter is now subject to litigation and the collectability of the insurance receivable is no longer deemed probable and reasonably assured due to the uncertainty involved with the outcome of the litigation, during the fourth quarter of 2017, we recorded an allowance of $5.0 million against the insurance receivable and a corresponding loss on disposals of investment in real estate of $5.0 million for the year ended December 31, 2017.

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

Results of Operations

Comparable Operating Metrics

The follow table reflects key operating metrics for our 52 hotels owned as of December 31, 2017 (“Comparable Properties”). We define Comparable Properties as the results generated by the 52 hotels owned as of the end of the reporting period.

	For the year ended December 31,
Statistical Data	2017	2016	2015
Occupancy	75.5%	75.0%	75.8%
ADR	$138.28	$138.46	$136.47
RevPAR	$104.37	$103.82	$103.42
RevPAR Index	116	118	118

Results of Operations for Years 2017 and 2016 (in thousands):

		Percent		Percent
		of		of
	2017	Revenue	2016	Revenue
Total hotel revenue	$259,878	100%	$286,479	100%
Hotel operating expenses	142,100	55%	156,698	55%
Taxes, insurance and other expense	15,153	6%	15,449	5%
General and administrative expense	9,157	4%	5,164	2%
Depreciation	35,668		38,507
Impairment of investment in real estate	13,911		17,694
(Gain) loss on sale of hotel properties	(3,628)		2,342
Loss on disposals of investment in real estate	4,981		-
Interest expense, net	31,722		32,144
Loss on derivatives	152		89
Income tax expense (benefit)	4,628		(1,198)

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. Total revenue for the years ended December 31, 2017 and 2016 was $259.9 million and $286.5 million, respectively. The decline was primarily due to $27.8 million in revenue attributable to the Sold Properties for the year ended December 31, 2016. The decline in total hotel revenue attributable to the Sold Properties was partly offset by $1.4 million in proceeds received from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger.

The occupancy increases in 2017 compared to 2016 are primarily attributable to increases at hotels that were under renovation in 2016. The ADR decreases in 2017 compared to 2016 are primarily attributable to increased supply in certain markets where new competitors have recently entered the market.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expenses for the years ended December 31, 2017 and 2016 totaled $142.1 million and $156.7 million, respectively, representing, 55% of our total hotel revenue for each period. The decline was largely due to $16.1 million in expenses attributable to the Sold Properties that were incurred for the year ended December 31, 2016.

Excluding the impact of the Sold Properties, our results for the year ended December 31, 2017 compared to the year ended December 31, 2016 reflect our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the years ended December 31, 2017 and 2016 were $15.2 million and $15.4 million, respectively, representing 6% and 5% of total hotel revenue respectively. Excluding the impact of the Sold Properties, we experienced higher costs due to property damage at certain properties, for which we are responsible for insurance deductibles before any eligible recovery amounts from insurance carriers.

General and administrative expense for the years ended December 31, 2017 and 2016 was $9.2 million and $5.2 million, respectively, or 4% and 2% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses. The increase in 2017 compared to 2016 was partially due to $1.8 million of professional fees and other costs we incurred during the year ended December 31, 2017 associated with the $800 million loan we obtained in July 2017. In addition, we have experienced higher advisory and legal fees in the year ended December 31, 2017 compared to 2016 due primarily to hotel dispositions.

Depreciation expense for the years ended December 31, 2017 and 2016 was $35.7 million and $38.5 million, respectively. Depreciation expense represents expenses incurred due to depreciation of the hotels included in our operations and related personal property for their respective periods owned. The decrease in 2017 compared to 2016 was largely due to $4.6 million in depreciation expense attributable to the Sold Properties that was incurred during the year ended December 31, 2016, but not incurred in 2017 due to the disposition of the Sold Properties, offset by increases in 2017 depreciation expense related to fixed assets placed in service at the Comparable Properties since December 31, 2016.

Impairment of investment in real estate for the years ended December 31, 2017 and 2016 was $13.9 million and $17.7 million, respectively. During 2017, we committed to sell and ultimately sold in 2017 the Courtyard – Valdosta, Georgia and Fairfield Inn – Pensacola, Florida properties resulting in $2.4 million and $0.4 million in impairment charges, respectively, as a result of measuring these properties at the lower of carrying value or fair value, less costs to sell. In addition, during 2017, we committed to sell the Residence Inn – Huntsville, Alabama and Marriott – Redmond, Washington properties and classified them as held for sale as of December 31, 2017, resulting in $3.0 million and $7.9 million in impairment charges, respectively, as a result of measuring these properties at the lower of carrying value or fair value, less costs to sell. During 2016, we entered into letters of intent, and ultimately sold two properties in 2016 which resulted in $8.5 million in impairment charges as a result of measuring these properties at the lower of carrying value or fair value, less costs to sell. In addition, during 2016, we committed to sell an additional six properties, which were ultimately sold in 2017, and classified them as held for sale as of December 31, 2016, resulting in $9.2 million in impairment charges on four of those properties, as a result of measuring these properties at the lower of carrying value or fair value, less costs to sell. We tested the properties for impairment and subsequently recorded the 2017 and 2016 impairment charges as a result of changes in the expected useful lives for these investments in real estate due to our execution of letters of intent to sell the properties during the respective periods.

Gain (loss) on sale of hotel properties for the years ended December 31, 2017 and 2016 was $3.6 million and ($2.3 million), respectively. We sold eight hotels in the year ended December 31, 2017 that resulted in a gain on sale of hotel properties, compared to two hotels sold in the year ended December 31, 2016 that resulted in a loss on sale of hotel properties.

Loss on disposals of investment in real estate for the years ended December 31, 2017 and 2016 was $5.0 million and $0, respectively. As a result of the litigation regarding the insurance receivable described at Item 7 Recent Events, we recorded a loss on disposals of investment in real estate of $5.0 million for the year ended December 31, 2017. We incurred no such losses in 2016.

Interest expense, net for the years ended December 31, 2017 and 2016 was $31.7 million and $32.1 million, respectively. The decrease for the year ended December 31, 2017 compared to prior year was due to $2.0 million less of amortization of deferred financing costs, as we capitalized deferred financing costs on the new loan in July 2017 and accordingly incurred amortization of deferred financing costs for only six months in 2017 (deferred financing costs on the previous loan were fully amortized in 2016). This was partially offset by increased interest expense due to higher interest rates in 2017 compared to 2016, as a result of the increase in LIBOR partially offset by the lower margin spread on the new loan as compared to the previous loan. We capitalized interest of $0.3 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively, in conjunction with capital improvements and hotel renovations.

Income tax expense (benefit) for the years ended December 31, 2017 and 2016 was $4.6 million and ($1.2 million), respectively. Income taxes increased primarily due to prior year tax benefits that reversed in 2017 due to property sales, a $3.5 million reduction to our net deferred tax assets due to the United States government’s Tax Cuts and Jobs Act, and the $3.4 million valuation allowance recorded during the fourth quarter 2017 for a TRS where the Company determined it is more likely than not that deferred tax assets will not be realized. This was partially offset by lower income taxes due to a decline in pre-tax book income attributable to the Sold Properties.

Results of Operations for Years 2016 and 2015 (in thousands):

		Percent		Percent
		of		of
	2016	Revenue	2015	Revenue
Total hotel revenue	$286,479	100%	$287,015	100%
Hotel operating expenses	156,698	55%	157,076	55%
Taxes, insurance and other expense	15,449	5%	14,552	5%
General and administrative expense	5,164	2%	5,013	2%
Depreciation	38,507		33,775
Impairment of investment in real estate	17,694		-
Loss on sale of hotel properties	2,342		-
Loss on disposals of investment in real estate	-		6,116
Interest expense, net	32,144		30,704
Loss on derivatives	89		59
Income tax (benefit) expense	(1,198)		2,409

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

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015
Net income	$6,034	$19,590	$37,311
Depreciation and amortization	35,668	38,507	33,775
Interest expense, net	31,722	32,144	30,704
Income tax expense (benefit)	4,628	(1,198)	2,409

EBITDA	78,052	89,043	104,199
Impairment of investment in real estate	13,911	17,694	-
(Gain) loss on sale of hotels properties	(3,628)	2,342	-
Loss on disposals of investment in real estate	4,981	-	6,116
Loss on derivatives	152	89	59

Adjusted EBITDA	$93,468	$109,168	$110,374

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

Sources and Uses of Cash

Operating cash flow from our hotel properties is our principal source of liquidity. As of December 31, 2017, we had $31.6 million of cash and restricted cash as compared to $31.2 million at December 31, 2016.

Cash Flows from Operating Activities

For the year ended December 31, 2017, net cash flows provided by operating activities were $63.5 million compared to $77.6 million for the year ended December 31, 2016. The decreased cash flows from operating activities were primarily due the impact of ten fewer hotels during the full twelve-month period in 2017 compared to 2016 due to the sale of the Sold Properties.

Cash Flows from Investing Activities

For the year ended December 31, 2017, net cash flows provided by investing activities were $37.0 million compared to $35.9 million for the year ended December 31, 2016. The increase was due primarily to $10.4 million less in cash spent on capital improvements consistent with our capital improvement plans, partially offset by the decline of $9.8 million in proceeds from the sale of hotel properties in 2017 compared to 2016.

Cash Flows from Financing Activities

For the year ended December 31, 2017, net cash flows used in financing activities were $100.1 million, compared to $117.6 million for the year ended December 31, 2016. Cash used in financing activities in 2017 was lower compared to 2016 primarily due to $9.6 million less in debt repaid for the Sold Properties in 2017 compared to 2016, as well as $6.8 million less in dividends paid to our common stockholder in 2017. The net impact of the proceeds received from our July 7, 2017 mortgage loan borrowing, payoff of our previous mortgage loan, payments for loan financing fees, and Series A preferred stock redemption did not materially affect cash flows from financing activities for the year ended December 31, 2017 compared to 2016.

Mortgage Loans

On July 7, 2017, certain of our indirect wholly owned subsidiaries (the “Borrowers”) and Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained a $800 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 51 of the 52 properties owned or ground-leased by certain subsidiaries of the Company as of the date of the Loan, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, a subsidiary of the Company, and a security interest in deposit accounts. The Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan is not subject to any mandatory principal amortization. A portion of the proceeds from the Loan was used to repay the $732.6 million principal amount outstanding under the previous mortgage loan, and the Borrowers repaid in full, cancelled and terminated the mortgage loan agreements outstanding relating to the previous mortgage loan without any penalties incurred. Additionally, a portion of the proceeds was used to redeem 28,560,947 shares of the Company’s Series A Preferred Stock and pay accrued and unpaid dividends on such redeemed shares for an aggregate redemption price of approximately $54.5 million.

As of December 31, 2017, we had $816.1 million in mortgages payable, comprised of $800 million under the Loan, and $16.1 million secured by the Fort Worth, Texas Residence Inn property.

In January and February 2018, we sold two hotels and received sales proceeds, net of selling costs, of $75.3 million, which we used to repay $69.9 million of the Loan.

We had an effective interest rate of 3.61% for our debt during 2017, compared to 3.34% during 2016. The increase was due to the steady increase in LIBOR since the beginning of 2016. As of December 31, 2017, our weighted average interest rate on our long-term debt was 3.65% compared to 3.53% as of December 31, 2016. Future scheduled principal payments of debt obligations (assuming the sale of the hotels held for sale as of December 31, 2017 during fiscal year 2018) as of December 31, 2017 are as follows (in thousands):

2018	$70,392
2019	730,605
2020	533
2021	562
2022	14,036
Thereafter	-

Total	$816,128

Due to the sale of the hotels described in Note 5 of the accompanying consolidated financial statements, $6.6 million of the fiscal year 2019 principal payments presented above was repaid in the first quarter of 2018 in order to comply with the debt yield as required under the terms of the Loan.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $28.6 million in 2017 in capital improvements across our portfolio of properties and expect to spend approximately another $16.0 million in 2018. We expect to fund these capital expenditures primarily from funds available in our lender escrow accounts.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. We paid the following dividends on our common stock in 2017 and 2016:

2017		2016
Date Paid	Per Share	Date Paid	Per Share
February 13, 2017	$100,000.00	February 17, 2016	$90,000.00
May 15, 2017	$142,500.00	May 11, 2016	$100,000.00
July 14, 2017	$64,387.71	August 11, 2016	$110,000.00
August 3, 2017	$100,000.00	September 20, 2016	$150,000.00
November 9, 2017	$65,000.00	November 15, 2016	$90,000.00

On February 8, 2018, our Board of Directors declared a dividend on our common stock of $40,000 per share, which was paid on February 9, 2018.

We paid the following dividends on our Series A Preferred Stock in 2017 and 2016:

2016		2016
Date Paid	Per Share	Date Paid	Per Share
January 17, 2017	$0.0333	January 15, 2016	$0.0333
April 17, 2017	$0.0333	April 15, 2016	$0.0333
July 17, 2017	$0.0333	July 15, 2016	$0.0333
October 16, 2017	$0.0333	October 17, 2016	$0.0333

On December 21, 2017, our Board of Directors declared a dividend on our Series A Preferred Stock of $0.0333 per share, paid on January 16, 2018 to stockholders of record on January 1, 2018. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year. On May 14, 2018, which is the fifth anniversary of the date that the Series A Preferred Stock was issued, the applicable rate of the dividend will increase from 7% to 11%. Accordingly, the dividend will increase from $0.0333 per share to $0.0523 per share.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2017 (in thousands):

		Amount of Commitments Expiring per Period
Obligations and Commitments	Total	2018	2019	2020	2021	2022	Thereafter
Mortgages payable (b)	$816,128	$70,392	$730,605	$533	$562	$14,036	$-
Interest on mortgages payable (a)	41,869	25,888	14,025	716	688	552	-
Ground leases	259	107	107	45	-	-	-
Construction projects	2,586	2,586	-	-	-	-	-

Total contractual commitments	$860,842	$98,972	$744,737	$1,294	$1,250	$14,588	$-

(a)	For variable interest rate debt, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2017.
(b)	Due to the sale of the hotels described in Note 5 of the accompanying consolidated financial statements, $6.6 million of the fiscal year 2019 principal payments presented above was repaid in the first quarter of 2018 in order to comply with the debt yield as required under the terms of the Loan.

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

We are exposed to risks associated with market changes in interest rates. At December 31, 2017, our floating rate debt consisted of $800 million in mortgage debt (“Variable Mortgage Debt”) acquired in July 2017. No principal payments are required on the Variable Mortgage Debt, which matures in July 2019 with five additional one-year extension options for the borrower, subject to certain conditions. The Variable Mortgage Debt is in U.S. dollars and bears interest at LIBOR plus a fixed margin rate of 2.15%. Accordingly, we are vulnerable to changes in U.S. dollar based short-term interest rates, specifically LIBOR.

We acquired one interest rate cap, as required by the terms of the Variable Mortgage Debt, considered to be a derivative instrument. The agreement caps the base interest rate on the Variable Mortgage Debt at 4.25%. We did not designate the derivative as a hedge for accounting purposes and, accordingly, account for the interest rate cap at fair value in the accompanying consolidated balance sheet in prepaid expenses and other assets with adjustments to fair value recorded in loss on derivatives in the consolidated statements of operations.

If the prevailing LIBOR on our Variable Mortgage Debt were to increase or decrease by 1.00%, or 100 basis points, the increase or decrease in interest expense on our Variable Mortgage Debt would increase or decrease future earnings by approximately $8.0 million annually excluding any impact of the interest rate cap, if applicable. If interest rates were to change gradually over time, the impact would be spread over time.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of

BRE Select Hotels Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BRE Select Hotels Corp and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholder’s equity, and cash flows, for each of the three years ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

April 2, 2018

We have served as the Company’s auditor since 2014.

BRE SELECT HOTELS CORP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Investment in real estate, net of accumulated depreciation of $116,180 and $93,423, respectively	$758,259	$857,918
Hotels held for sale	65,534	43,096
Cash	22,491	25,170
Restricted cash	9,111	5,996
Due from third-party managers, net	4,284	4,518
Insurance receivable	-	5,067
Prepaid expenses and other assets	3,383	2,798
Goodwill	108,466	116,470
Deferred tax assets	2,984	6,051

TOTAL ASSETS	$974,512	$1,067,084

LIABILITIES
Accounts payable and accrued expenses	9,233	12,729
Due to third-party managers, net	638	1,113
Mortgages payable	738,148	757,245
Mortgages payable related to assets of hotels held for sale	69,905	35,871
Other liabilities	-	145

TOTAL LIABILITIES	817,924	807,103

Commitments and contingencies (Note 8)

7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 43,821,901 shares issued and outstanding at December 31, 2017; 72,382,848 shares issued and outstanding at December 31, 2016	83,040	137,160

STOCKHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Additional paid-in capital	73,548	122,821

TOTAL STOCKHOLDER’S EQUITY	73,548	122,821

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$974,512	$1,067,084

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year ended December 31,
	2017	2016	2015
REVENUE
Room revenue	$243,790	$268,659	$268,272
Other revenue	16,088	17,820	18,743

Total revenue	259,878	286,479	287,015

EXPENSES
Operating expense	60,205	65,437	66,190
Hotel administrative expense	22,989	26,260	25,370
Sales and marketing	21,239	22,311	22,278
Utilities	8,382	8,995	9,629
Repair and maintenance	9,388	10,841	10,739
Franchise fees	11,954	13,276	13,299
Management fees	7,943	9,578	9,571
Taxes, insurance and other	15,153	15,449	14,552
General and administrative	9,157	5,164	5,013
Depreciation expense	35,668	38,507	33,775

Total expenses	202,078	215,818	210,416

Impairment of investment in real estate	(13,911)	(17,694)	-
Gain (loss) on sale of hotel properties	3,628	(2,342)	-
Loss on disposals of investment in real estate	(4,981)	-	(6,116)

Operating income	42,536	50,625	70,483

Interest expense, net	(31,722)	(32,144)	(30,704)
Loss on derivatives	(152)	(89)	(59)

Income before income tax expense	10,662	18,392	39,720

Income tax (expense) benefit	(4,628)	1,198	(2,409)

Net income	6,034	19,590	37,311

Series A Preferred Stock dividends declared	(7,973)	(9,641)	(9,641)

Net (loss) income available for common stockholder	($1,939)	$9,949	$27,670

Basic and diluted net (loss) income per common share
Total basic and diluted net (loss) income per common share available to common stockholder	($19,390)	$99,490	$276,700

Weighted average common shares outstanding - basic and diluted	100	100	100

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except per share data)

	Common Stock		Series B Preferred Stock		Additional Paid-in Capital	Distributions Greater than Net Income	Total Stockholder’s Equity
	Number of		Number of
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	100	$-	-	$-	$177,202	$-	$177,202

Net income	-	-	-	-	-	37,311	37,311
Cash dividends declared and paid to common stockholder ($380,000 per share)	-	-	-	-	(689)	(37,311)	(38,000)
Preferred dividends earned ($0.1332 per share)	-	-	-	-	(9,641)	-	(9,641)

Balance at December 31, 2015	100	$-	-	$-	$166,872	$-	$166,872

Net income	-	-	-	-	-	19,590	19,590
Cash dividends declared and paid to common stockholder ($540,000 per share)	-	-	-	-	(34,410)	(19,590)	(54,000)
Preferred dividends earned ($0.1332 per share)	-	-	-	-	(9,641)	-	(9,641)

Balance at December 31, 2016	100	$-	-	$-	$122,821	$-	$122,821

Net income	-	-	-	-	-	6,034	6,034
Cash dividends declared and paid to common stockholder ($471,888 per share)	-	-	-	-	(41,155)	(6,034)	(47,189)
Preferred dividends earned ($0.1332 per share)	-	-	-	-	(8,118)	-	(8,118)

Balance at December 31, 2017	100	$-	-	$-	$73,548	$-	$73,548

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$6,034	$19,590	$37,311
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	35,668	38,507	33,775
Impairment of investment in real estate	13,911	17,694	-
(Gain) loss on sale of hotel properties	(3,628)	2,342	-
Loss on disposals of investment in real estate	4,981	-	6,116
Fair value adjustment of interest rate cap	152	89	59
Amortization of deferred financing costs	2,673	4,678	5,054
Expense of financing fees for mortgage loan	1,845	-	-
Deferred income taxes	3,067	(5,419)	(46)
Other non-cash expenses	-	(29)	(29)
Changes in operating assets and liabilities:
(Increase) decrease in due to/from third-party managers, net	(241)	407	(628)
Decrease (increase) in insurance receivable	86	1,429	(1,742)
(Increase) decrease in prepaid expenses and other assets	(581)	(1,202)	278
(Decrease) increase in accounts payable and accrued expenses	(278)	(659)	572
(Decrease) increase in other liabilities	(145)	145	-

Net cash provided by operating activities	63,544	77,572	80,720

Cash flows from investing activities:
Capital improvements	(28,587)	(38,983)	(61,112)
Proceeds from sale of assets	64,833	74,557	-
Property insurance proceeds	762	358	267

Net cash provided by (used in) investing activities	37,008	35,932	(60,845)

Cash flows from financing activities:
Proceeds from mortgage debt	800,000	-	-
Payments of mortgage debt	(776,988)	(53,916)	(421)
Payments for financing fees	(12,593)	-	-
Payment for interest rate cap	(156)	(89)	-
Redemption of Series A Preferred Stock	(54,265)	-	-
Dividends paid to Series A Preferred stockholders	(8,925)	(9,641)	(9,641)
Dividends paid to common stockholder	(47,189)	(54,000)	(38,000)

Net cash used in financing activities	(100,116)	(117,646)	(48,062)

Net (decrease) increase in cash and restricted cash	436	(4,142)	(28,187)
Cash and restricted cash, beginning of period	31,166	35,308	63,495

Cash and restricted cash, end of period	$31,602	$31,166	$35,308

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$29,256	$27,776	$25,975
Taxes paid	$2,318	$5,151	$2,498
Accrued capital improvements	$2,984	$5,055	$6,624
Accrued 7% Series A Preferred Stock dividends	$1,459	$2,410	$2,410
Insurance receivable for loss due to property damage	$-	$-	$4,754

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of December 31, 2017, the Company owned 52 hotels located in 17 states with an aggregate of 6,303 rooms.

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

Cash and Cash Equivalents - Cash primarily consists of cash in banks. The Company has deposits in excess of $250,000 within single financial institutions that are not insured by the Federal Deposit Insurance Corporation. The Company believes it mitigates this risk by depositing with major financial institutions.

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

	December 31,
	2017	2016	2015
Cash	$22,491	$25,170	$29,137
Restricted cash	9,111	5,996	6,171

Total cash and restricted cash	$31,602	$31,166	$35,308

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

During the years ended December 31, 2017 and 2016, respectively, the Company executed letters of intent to sell certain properties. As a result, a test for impairment of each property was performed with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the properties. The following tables summarize the impairments of investments in real estate recorded in 2017 and 2016, respectively (in thousands):

Date of Impairment Charge	Property	Impairment
June 2017	Fairfield Inn - Pensacola, Florida	$444
June 2017	Courtyard - Valdosta, Georgia	2,544
December 2017	Residence Inn - Huntsville, Alabama	2,974
December 2017	Marriott - Redmond, Washington	7,949

	Total impairments of investment in real estate - 2017	$13,911

Date of Impairment Charge	Property	Impairment
March 2016	Hilton Garden Inn - Fredericksburg, Virginia	$5,513
June 2016	Marriott - Boulder, Colorado	2,994
December 2016	Fairfield Inn - Huntsville, Alabama	4,259
December 2016	TownePlace Suites - Arlington, Texas	953
December 2016	Springhill Suites - Clearwater, Florida	2,675
December 2016	Courtyard - Albany, Georgia	1,300

	Total impairments of investment in real estate - 2016	$17,694

No other triggering events have occurred to indicate that the asset carrying values are not recoverable as of December 31, 2017.

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

The following table details the carrying amount of the Company’s goodwill at December 31, 2017 and 2016 (in thousands). The goodwill allocated to the sale of hotel properties represents the goodwill amounts allocated at the Acquisition Date to the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida, TownePlace Suites – Las Colinas, Texas, Courtyard – Albany, Georgia, Springhill Suites – Arlington, Texas, Courtyard – Valdosta, Georgia and Fairfield Inn – Pensacola, Florida hotel properties which were sold during the year ended December 31, 2017, and is included within the determination of gain (loss) on sale of hotel properties presented in the accompanying consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2017.

Balance as of December 31, 2016
Goodwill	$116,470
Accumulated impairment losses	-

116,470
Allocated to sale of hotel properties	(8,004)

Balance as of December 31, 2017
Goodwill	108,466
Accumulated impairment losses	-

$108,466

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

New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting update will become effective for accounting periods beginning after December 15, 2017 and for interim periods within those fiscal years. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach. The Company evaluated all of its revenue streams under the new model and determined that the standard will not materially impact the amount and timing of revenue recognition in the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of ASC Subtopic 610-20 and adds guidance for the derecognition of nonfinancial assets. The standard is effective in conjunction with ASU No. 2014-09, presented above, which is effective for annual and interim periods beginning after December 15, 2017. The provisions of this update must be applied at the same time as the adoption of ASU No. 2014-09. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach. Based on the provisions of ASU No. 2017-05, the Company expects any future sales of interests in hotel properties resulting in gains to meet the criteria for full gain recognition. This treatment is not different from the Company’s historical position when selling its entire interest in hotel properties, and accordingly, the Company determined that the standard will not materially impact the amount and timing of gains on sales of hotel properties in the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. The Company will be required to apply the provisions of ASU 2016-15 for accounting periods beginning after December 15, 2017 and for interim periods within those fiscal years. Earlier application is permitted. The Company does not expect the new standard to have a significant impact to the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to waiting until the asset is sold to an outside party. The Company will be required to apply the provisions of ASU 2016-16 for accounting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. Earlier application is permitted. The Company does not expect the new standard to impact its consolidated financial statements unless the Company performs an intra-entity transfer of assets other than inventory to or from its REIT and TRS in a future period.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company will be required to apply the provisions of ASU 2017-04 for accounting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years. Earlier application is permitted. The Company does not expect the new standard to impact its consolidated financial statements unless an impairment loss is determined to exist in a future period.

3. Investment in Real Estate, net

Investment in real estate, net as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Land and Improvements	$117,418	$139,453
Building and Improvements	693,132	735,863
Furniture, Fixtures and Equipment	57,422	52,706
Construction in Progress	6,467	23,319

	874,439	951,341
Less: Accumulated Depreciation	(116,180)	(93,423)

Investment in Real Estate, net	$758,259	$857,918

4. Sale of Hotel Properties

During the year ended December 31, 2017, the Company sold eight hotels as summarized below (in thousands). Goodwill allocated to the hotels sold is included in the determination of gain on sale of hotel properties.

Hotel	Date of Sale	Proceeds	Gain	Mortgage Payable Repaid
Fairfield Inn - Huntsville, Alabama	January 2017	$4,575	$-	$4,444
TownePlace Suites - Arlington, Texas	January 2017	8,001	-	3,606
Springhill Suites - Clearwater, Florida	January 2017	5,767	-	4,971
TownePlace Suites - Las Colinas, Texas	January 2017	16,867	3,072	8,248
Courtyard - Albany, Georgia	February 2017	8,628	-	6,242
Springhill Suites - Arlington, Texas	March 2017	9,015	556	8,360
Courtyard - Valdosta, Georgia	June 2017	6,584	-	5,423
Fairfield Inn - Pensacola, Florida	July 2017	5,396	-	-

Total		$64,833	$3,628	$41,294

The mortgage payable attributable to the Fairfield Inn - Pensacola, Florida property was repaid in connection with the July 7, 2017 mortgage loan refinancing described in Note 6. Accordingly, the Fairfield Inn - Pensacola, Florida property was unencumbered when sold on July 13, 2017.

The Company received proceeds of $64.8 million from the sales of these hotels, which are net of $2.4 million in selling costs. Due to the sale of some of these hotels, the Company made an additional principal payment of $2.6 million in order to comply with the debt yield as required under the terms of the Company’s previous mortgage loan agreement.

During the year ended December 31, 2016, the Company sold two hotels as summarized below (in thousands). Goodwill allocated to the hotels sold is included in the determination of loss on sale of hotel properties.

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

5. Hotels Held for Sale

During the fourth quarter of 2017, the Company committed to a plan to sell two hotels and accordingly the hotels were classified as hotels held for sale as of December 31, 2017. Hotels held for sale presented in the consolidated balance sheet consists of the investment in real estate of each hotel, which was measured at December 31, 2017 at the lower of carrying value or fair value, less costs to sell. Mortgages payable related to assets of hotels held for sale presented in the consolidated balance sheet represents the principal of the mortgages payable that the Company is contractually required to repay in connection with the sale of the hotels. There are no other major captions of assets or liabilities related to the hotels held for sale. The following is a summary of hotels held for sale as of December 31, 2017 (in thousands).

Hotel	Assets of Hotels Held for Sale
Residence Inn - Huntsville, Alabama	$6,341
Marriott - Redmond, Washington	59,193

Total	$65,534

Subsequent to December 31, 2017, the Company sold the two hotels held for sale as summarized below (in thousands):

Hotel	Date of Sale	Proceeds	Mortgage Payable Repaid
Residence Inn - Huntsville, Alabama	January 2018	$7,587	$4,694
Marriott - Redmond, Washington	February 2018	67,753	65,211

Total		$75,340	$69,905

During the fourth quarter of 2016, the Company committed to a plan to sell six hotels and accordingly the hotels were classified as hotels held for sale as of December 31, 2016. The following is a summary of hotels held for sale as of December 31, 2016 (in thousands).

Hotel	Assets of Hotels Held for Sale
Fairfield Inn - Huntsville, Alabama	$3,613
TownePlace Suites - Arlington, Texas	7,136
Springhill Suites - Clearwater, Florida	4,973
TownePlace Suites - Las Colinas, Texas	12,330
Springhill Suites - Arlington, Texas	7,195
Courtyard - Albany, Georgia	7,849

Total	$43,096

6. Mortgages Payable

Mortgages payable as of December 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Mortgages payable before unamortized deferred financing costs	$746,223	$757,245
Unamortized deferred financing costs	(8,075)	-

Mortgages payable related to assets held and used	$738,148	$757,245

Mortgages payable related to assets of hotels held for sale	69,905	35,871

Total mortgages payable	$808,053	$793,116

On July 7, 2017, certain indirect wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a loan agreement (the “Loan Agreement”) with Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Lenders”), pursuant to which the Borrowers obtained an $800 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 51 of the 52 properties owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, a subsidiary of the Company (the “Operating Lessee”), and a security interest in deposit accounts.

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

The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The Loan is not subject to any mandatory principal amortization. The Loan contains various representations and warranties, as well as certain financial, operating and other covenants.

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

In connection with the Loan, the Company capitalized deferred financing costs of $10.8 million, which consists of amounts paid for direct and indirect costs associated with the origination of the Loan. The Company additionally incurred $1.8 million of professional fees and other costs associated with the Loan that did not meet the criteria for capitalization as deferred financing costs, and are included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2017. Deferred financing costs were $8.1 million and $0 as of December 31, 2017 and December 31, 2016, respectively, and are presented as a direct deduction of mortgages payable on the consolidated balance sheets. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $16.1 million and $16.6 million as of December 31, 2017 and December 31, 2016, respectively, and is included in mortgages payable in the consolidated balance sheets.

Components of interest expense for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Mortgage debt	$29,330	$27,829	$26,036
Amortization of deferred financing costs	2,673	4,678	5,054
Capitalized interest	(281)	(363)	(386)

Total interest expense, net	$31,722	$32,144	$30,704

The Company had an effective interest rate of 3.61%, 3.34% and 3.06% for its debt during 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the Company’s weighted average interest rate on its debt was 3.65% and 3.53%, respectively.

Future scheduled principal payments of debt obligations (assuming the sale of the hotels held for sale as of December 31, 2017 during fiscal year 2018) as of December 31, 2017 are as follows (in thousands):

2018	$70,392
2019	730,605
2020	533
2021	562
2022	14,036
Thereafter	-

Total	$816,128

Due to the sale of the hotels described in Note 5, $6.6 million of the fiscal year 2019 principal payments presented above was repaid in the first quarter of 2018 in order to comply with the debt yield as required under the terms of the Loan Agreement.

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

The table excludes cash, restricted cash, due from third-party managers, net, insurance receivable, accounts payable and accrued expenses, and due to third-party managers, net, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets and liabilities measured at fair value on a recurring basis:
Interest rate caps	$-	$-	$-	$-

Financial liabilities not measured at fair value:
Mortgages payable and mortgages payable related to assets of hotels held for sale	$816,128	$815,677	$793,116	$792,699

Interest rate caps - In July 2017, the Company acquired one interest rate cap agreement, as required by the terms of its Loan, considered to be a derivative financial instrument. The agreement caps the interest rate on the Loan. The Company did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate cap at fair value in the accompanying consolidated balance sheets in prepaid expenses and other assets with adjustments to fair value recorded in gain (loss) on derivatives in the consolidated statements of operations. The interest rate cap was acquired at a cost of $0.2 million. Previously, upon exercise of the first one-year extension of the 2014 Loan, the Company acquired an interest rate cap agreement at a cost of $0.1 million, which was terminated in July 2017 upon execution of the Loan. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principles and reasonable estimates where applicable from a third-party source. This is considered a Level 2 valuation technique. Fair value changes on the interest rate cap are classified as a component of cash flows from operations.

Mortgages payable and mortgages payable related to assets of hotels held for sale - For fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The estimated fair value of the mortgages payable and mortgages payable related to assets of hotels held for sale in the table above includes the estimated fair value of the mortgage loan secured by the Company’s Fort Worth, Texas Residence Inn property, and the Company’s carrying value of the Loan at December 31, 2017, and the 2014 Loan at December 31, 2016, including carrying amounts related to assets of hotels held for sale, if applicable. The fair value of the Loan at December 31, 2017, and the 2014 Loan at December 31, 2016 cannot be reasonably estimated because it is not readily determinable without undue cost.

Impairment of investment in real estate - The impairment determinations during the years ended December 31, 2017 and December 31, 2016 for the properties described in Note 2 were based on Level 2 fair value measurements.

8. Commitments and Contingencies

Insurance - The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where the Company believes such coverage is warranted or required under the terms of the Loan. On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. Insurance receivable related to fiscal year 2015 property insurance claims totaled $0 and $5.1 million as of December 31, 2017 and 2016, respectively. The Company collected $0.1 and $1.4 million of the insurance receivable during the years ended December 31, 2017 and 2016, respectively. The Company believes it is owed in excess of $5.0 million for its outstanding insurance claims related to the 2015 flooding. However, after negotiations with its insurance providers, and a failed attempt to resolve the dispute via mediation in November 2017, the Company filed a lawsuit in November 2017 in order to collect the remaining amounts due from the Company’s insurance providers. Accordingly, since the matter is now subject to litigation and the collectability of the insurance receivable is no longer deemed probable and reasonably assured due to the uncertainty involved with the outcome of the litigation, during the fourth quarter of 2017 the Company recorded an allowance of $5.0 million against the insurance receivable and a corresponding loss on disposals of investment in real estate of $5.0 million for the year ended December 31, 2017.

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

In February 2017, the Company received $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger. The proceeds are included in other revenue in the consolidated statement of operations for the year ended December 31, 2017.

Franchise Agreements - As of December 31, 2017, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, (the “Marriott Managed Properties”), were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the consolidated statements of operations.

Management Agreements - As of December 31, 2017, each of the Company’s 52 hotels were operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the consolidated statements of operations. The agreements have remaining terms generally ranging from less than one year to 16 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels.

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

Ground Leases - As of December 31, 2017, two of the Company’s hotel properties had ground leases with remaining terms of three years, which may be extended at the Company’s election. Additionally, as of December 31, 2017, the Residence Inn in Pittsburgh, Pennsylvania had a ground lease, which originated at the time of the Merger, with a remaining term of 16 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Ground lease expenses totaled $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016, and 2015, and are included in taxes, insurance and other in the consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to December 31, 2017 and thereafter are as follows (in thousands):

2018	$107
2019	107
2020	45
2021	-
Thereafter	-

Total	$259

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

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million from the date of the Merger described in Note 1. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of December 31, 2017, the initial liquidation preference has not been adjusted.

On August 6, 2017 (the “redemption date”), the Company used proceeds from the Loan (see Note 6) in the amount of approximately $54.5 million to redeem 28,560,947 shares of Series A Preferred Stock, representing approximately 39.458% of the total shares of Series A Preferred Stock outstanding on the redemption date. The shares of Series A Preferred Stock were redeemed on a pro-rata basis from each stockholder at a redemption price of $1.9082 per share, which was comprised of the $1.90 liquidation preference per share and $0.082 in accumulated and unpaid dividends per share earned through the redemption date.

As of December 31, 2017 and 2016, BRE Holdings owned approximately 0.9 million and 1.5 million shares of the Series A Preferred Stock, respectively.

Dividends were declared to be paid in cash for all four quarters of 2017, 2016 and 2015, of which 100% were characterized as ordinary income. During the year ended December 31, 2017, the Board of Directors of the Company declared the following dividends on the Series A Preferred Stock:

	Dividend	Dividend	Dividend
Declaration Date	per Share	Record Date	Payment Date
March 28, 2017	$0.0333	April 1, 2017	April 17, 2017
June 23, 2017	$0.0333	July 1, 2017	July 17, 2017
September 29, 2017	$0.0333	October 1, 2017	October 16, 2017
December 21, 2017	$0.0333	January 1, 2018	January 16, 2018

As of December 31, 2017, the Company accrued $1.5 million for the dividend declared on December 21, 2017, which is included in accounts payable and accrued expenses in the consolidated balance sheet.

The table below reconciles the Series A Preferred Stock for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Ending balance as of December 31, 2014	$137,160
Dividends declared in 2015	(9,641)
Dividends earned in 2015	9,641

Ending balance as of December 31, 2015	$137,160
Dividends declared in 2016	(9,641)
Dividends earned in 2016	9,641

Ending balance as of December 31, 2016	$137,160
Dividends declared in 2017	(7,973)
Dividends earned in 2017	8,118
Redemption of preferred shares	(54,265)

Ending balance as of December 31, 2017	$83,040

10. Stockholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At December 31, 2017 and 2016, there were 100 shares of common stock issued and outstanding.

BRE Holdings owns 100% of the Company’s issued and outstanding common stock. Dividends were declared to be paid in cash for all four quarters of 2017, of which 27.96% were characterized as ordinary income and 72.04% were characterized as return of capital. Dividends were declared to be paid in cash for all four quarters of 2016, of which 33.47% were characterized as ordinary income and 66.53% were characterized as return of capital. During the year ended December 31, 2017, the Board of Directors of the Company declared the following dividends on the common stock:

	Dividend	Dividend	Dividend
Declaration Date	per Share	Record Date	Payment Date
February 10, 2017	$100,000.00	February 10, 2017	February 13, 2017
May 12, 2017	$142,500.00	May 12, 2017	May 15, 2017
July 13, 2017	$64,387.71	July 13, 2017	July 14, 2017
August 2, 2017	$100,000.00	August 2, 2017	August 3, 2017
November 8, 2017	$65,000.00	November 8, 2017	November 9, 2017

On February 8, 2018, the Company’s Board of Directors declared a dividend on the common stock of $40,000 per share, which was paid on February 9, 2018.

11. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowances involves considerable management judgment and assumptions.

The provision for income taxes differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands).

	Year Ended December 31,
	2017		2016		2015
Statutory federal income tax provision	$3,625	34.0%	$6,253	34.0%	$13,505	34.0%
Adjustment for nontaxable income	(6,012)	(56.4%)	(6,635)	(36.1%)	(11,468)	(28.9%)
State income taxes, net of federal income tax benefit	136	1.3%	126	0.7%	390	1.0%
Contributions to TRS	-	0.0%	(942)	(5.1%)	-	0.0%
Change in federal tax rate	3,502	32.8%	-	0.0%	-	0.0%
Valuation allowance	3,377	31.7%	-	0.0%	-	0.0%
Other	-	0.0%	-	0.0%	(18)	0.0%

Total income tax expense (benefit)	$4,628	43.4%	($1,198)	(6.5%)	$2,409	6.1%

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax expense (benefit):
Current:
Federal	$1,452	$3,353	$1,887
State	254	728	568
Deferred:
Federal	2,685	(4,822)	(42)
State	237	(457)	(4)

Total	$4,628	($1,198)	$2,409

The components of the consolidated TRS’s net deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accrued expenses and other	$357	$585
Prepaid expenses and other	2	21
Investment in real estate book-tax basis difference	4,292	4,641
Goodwill book-tax basis difference	1,096	804
Net operating loss carryforward	1,549	935

Total deferred tax assets before valuation allowances	7,296	6,986
Valuation allowances	(4,312)	(935)

Deferred tax assets	$2,984	$6,051

Deferred tax liabilities:
Goodwill book-tax basis differences	$-	$145

Deferred tax liabilities	$-	$145

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The $4.3 million and $0.9 million valuation allowances recorded at December 31, 2017 and 2016, respectively, are for net operating loss (“NOL”) carryforwards where it is not considered more likely than not that the NOL carryforwards will be realized prior to expiration. The NOL carryforwards will begin to expire in 2034. Based on tax planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

A position taken or expected to be taken by the Company in a tax return is recognized, or derecognized, in the consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of December 31, 2017, the Company does not have any uncertain tax positions. The Company’s policy for interest and penalties, if any, on uncertain tax positions recognized in the consolidated financial statements is to classify these as interest expense and operating expense, respectively.

The Company conducts business and files tax returns in the United States and numerous states and local jurisdictions. The Company’s tax years are generally open after 2013.

On December 22, 2017, the United States (U.S.) government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to existing tax law including, among other things, a reduction in the U.S. federal statutory tax rate from 34% to 21%.

As a result of the Tax Act, the Company has revised its effective federal statutory income tax rate to reflect a reduction in the rate from 34% to 21% effective January 1, 2018. The Company remeasured its U.S. federal net deferred tax assets as of December 31, 2017 at the lower effective tax rate and recorded a tax expense of $3.5 million for the year ended December 31, 2017.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company or holders of Series A Preferred Stock. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $18.1 million, $17.5 million and $18.3 million of franchise fees, marketing fees, and other expenses during the years ended December 31, 2017, 2016 and 2015, respectively, under agreements with Hilton or its subsidiaries. In addition, the Company uses Hilton to procure select capital improvements for its hotels. The Company paid Hilton $0, $0 and $3.6 million during the years ended December 31, 2017, 2016 and 2015, respectively, related to capital improvements. No amounts were owed to Hilton at either December 31, 2017 or December 31, 2016.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $2.2 million, $1.6 million and $2.4 million to this management company during the years ended December 31, 2017, 2016 and 2015, respectively. In addition, the Company owed this management company $0 and $0.1 million at December 31, 2017 and 2016, respectively, which is included in accounts payable and accrued expenses in the consolidated balance sheets.

13. Quarterly Financial Data (unaudited)

	Quarter Ended - 2017
	March 31 (a)	June 30	September 30	December 31 (b)
	(in thousands, except per share data)
Revenues	$61,320	$69,923	$71,747	$56,888
Net income (loss)	9,210	6,905	5,242	(15,323)
Series A Preferred Stock dividends declared	(2,410)	(2,411)	(1,693)	(1,459)
Net income (loss) available for common stockholder	6,800	4,494	3,549	(16,782)
Basic and diluted net income (loss) per common share available to common stockholder	$68,000.00	$44,940.00	$35,490.00	($167,820.00)
Distributions declared and paid per common share	$100,000.00	$142,500.00	$164,387.71	$65,000.00

	Quarter Ended - 2016
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenues	$66,526	$79,380	$79,885	$60,688
Net income (loss)	1,246	10,222	10,406	(2,284)
Series A Preferred Stock dividends declared	(2,410)	(2,411)	(2,410)	(2,410)
Net income (loss) available for common stockholder	(1,164)	7,811	7,996	(4,694)
Basic and diluted net income (loss) per common share available to common stockholder	($11,640.00)	$78,110.00	$79,960.00	($46,940.00)
Distributions declared and paid per common share	$90,000.00	$100,000.00	$260,000.00	$90,000.00

(a)	Includes $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program (see Note 8).
(b)	Includes $5.0 million loss on disposals of investment in real estate due to allowance recorded against the Company’s insurance receivable (see Note 8).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The board of directors and executive officers of the Company are currently comprised of the following four individuals:

Name	Age	Service as Director	Executive Office
William Stein	55	Since 2012	Chief Executive Officer and Senior Managing Director
Brian Kim	38	Since 2012	Chief Financial Officer, Vice President and Managing Director
A.J. Agarwal	51	Since 2013	President and Senior Managing Director
Tyler Henritze	37	Since 2013	Secretary, Vice President and Senior Managing Director

William J. Stein – Mr. Stein, 55, is the Company’s Chief Executive Officer and Senior Managing Director, and he has served as a director and officer of the Company since November 2012. Mr. Stein is a Senior Managing Director in the Real Estate Group of Blackstone, an affiliate of the Company. Since joining Blackstone in 1997, Mr. Stein has been involved in the direct asset management and asset management oversight of Blackstone’s global real estate platform with over $100 billion of investor capital under management. Before joining Blackstone, Mr. Stein was a Vice President at Heitman Real Estate Advisors and JMB Realty Corp. Mr. Stein received a B.B.A. from the University of Michigan and an M.B.A. from the University of Chicago. Mr. Stein currently serves on the Board of Directors of Invitation Homes Inc. and Nevada Property 1 LLC (The Cosmopolitan of Las Vegas) and is a member of the University of Michigan Ross School of Business Advisory Board and the University of Michigan Real Estate Fund Advisory Board. He previously served as a board member of Hilton Worldwide Holdings Inc. until June 2017, Extended Stay America, Inc. until June 2017, La Quinta Holdings Inc. until November 2014 and Brixmor Property Group Inc. until August 2016. In selecting Mr. Stein to serve as a director, the Company considered Mr. Stein’s tenure with Blackstone involving the direct asset management and asset management oversight of Blackstone’s global real estate assets, as well as his prior executive positions at other real estate advisory firms.

Brian Kim – Mr. Kim, 38, is the Company’s Chief Financial Officer, Vice President and Managing Director and he has served as a director and officer of the Company since May 2013. Mr. Kim is a Managing Director in the Real Estate Group of Blackstone and the Head of Acquisitions and Capital Markets at Blackstone Real Estate Income Trust, Inc. (“BREIT”), each affiliates of the Company. Since joining Blackstone in 2008, Mr. Kim has played a key role in a number of Blackstone’s real estate investments and the creation of Blackstone’s select service hotel platform. Prior to joining Blackstone, Mr. Kim worked at Apollo Real Estate Advisors, Max Capital Management Corp. and Credit Suisse First Boston. Mr. Kim received an A.B. in Biology from Harvard College with honors. He currently serves as a board member of La Quinta Holdings Inc. In selecting Mr. Kim to serve as a director, we considered his affiliation with Blackstone, his significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, his experience in working with the management of various other companies owned by Blackstone’s funds, his experience with real estate investing and his extensive financial background.

A.J. Agarwal – Mr. Agarwal, 51, is the Company’s President, and he has served as a director and officer of the Company since May 2013. Mr. Agarwal is a Senior Managing Director in the Real Estate Group of Blackstone and the President of BREIT, each affiliates of the company. Mr. Agarwal oversees Blackstone’s U.S. Core and Core+ real estate business. Prior to joining the Real Estate Group in 2010, Mr. Agarwal was a member of Blackstone’s Financial Advisory Group, leading the firm’s advisory practice in a number of areas, including real estate and leisure/lodging. Prior to launching and leading Blackstone’s Core+ business in 2014, Mr. Agarwal was co-head of U.S. Acquisitions and oversaw more than $15 billion of equity commitments and $50 billion of transactions across all real estate asset classes. Mr. Agarwal is also the President of BREIT. Blackstone and BREIT are each affiliates of the Company. Mr. Agarwal graduated magna cum laude from Princeton University and received an M.B.A. from Stanford University Graduate School of Business. Mr. Agarwal currently serves on the Board of Directors of BREIT. Mr. Agarwal previously served as a board member of Extended Stay America, Inc. until March 2015 and of Brixmor Property Group Inc. until July 2015. In selecting Mr. Agarwal to serve as a director, the Company considered Mr. Agarwal’s expertise as a Senior Managing Director in evaluating real estate acquisitions in the North American region and his financial advisory background in the real estate and leisure/lodging sector.

Tyler Henritze – Mr. Henritze, 37, is the Company’s Secretary, Vice President and Senior Managing Director, and he has served as a director and officer of the Company since May 2013. Mr. Henritze is a Senior Managing Director in Blackstone’s Real Estate Group and the Head of Blackstone’s Real Estate U.S. Acquisitions. Since joining Blackstone in 2004, Mr. Henritze has been involved in over $75 billion of real estate investments across all property types. Before joining Blackstone, Mr. Henritze worked at Merrill Lynch, where he was an Analyst in the Real Estate Investment Banking group. Mr. Henritze received a B.S. in Commerce from The McIntire School at the University of Virginia where he graduated with distinction. He currently serves on the Board of Directors of Park Hotels & Resorts Inc. and Nevada Property 1 LLC (The Cosmopolitan of Las Vegas). He previously served as a board member of Hilton Worldwide Holdings Inc. until May 2015. He also helped found and serves on the investment community board of City Year New York. In selecting Mr. Henritze to serve as a director, the Company considered his affiliation with Blackstone, his significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, his experience in working with the management of various other companies owned by Blackstone’s funds, his experience with real estate investing and his extensive financial background.

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

Transactions with Related Persons

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company or holders of Series A Preferred Stock. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $18.1 million, $17.5 million and $18.3 million of franchise fees, marketing fees, and other expenses during the years ended December 31, 2017, 2016 and 2015, respectively, under agreements with Hilton or its subsidiaries. In addition, the Company uses Hilton to procure select capital improvements for its hotels. The Company paid Hilton $0, $0 and $3.6 million during the years ended December 31, 2017, 2016 and 2015, respectively, related to capital improvements. No amounts were owed to Hilton at either December 31, 2017 or December 31, 2016.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $2.2 million, $1.6 million and $2.4 million to this management company during the years ended December 31, 2017, 2016 and 2015, respectively. In addition, the Company owed this management company $0 and $0.1 million at December 31, 2017 and 2016 which is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

The firm of Deloitte & Touche LLP served as the independent auditors for the Company’s last two fiscal years. The following table presents fees for professional services for the audit of our financial statements for 2017 and 2016, along with fees billed for other services rendered:

Year	Firm	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2017	Deloitte & Touche LLP	$592,743	$-	$333,950	$-
2016	Deloitte & Touche LLP	$535,000	$159,220	$245,000	$-

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

Tax Fees – Such services represent tax compliance services.

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

1. Financial Statements of BRE Select Hotels Corp

Report of Independent Registered Public Accounting Firm as of December 31, 2017 and 2016 and each of the three years in the period ended December 31, 2017 — Deloitte & Touche LLP

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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

3. Exhibits

Exhibit Number	Description of Documents

2.1	Agreement and Plan of Merger, dated as of November 29, 2012, among Apple REIT Six, Inc., a Virginia corporation, BRE Select Hotels Holdings LP, a Delaware limited partnership, and BRE Select Hotels Corp, a Delaware corporation and a wholly-owned subsidiary of Buyer (incorporated by reference from Annex A of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013 (File No. 333-186090)).

2.2	Plan of Merger merging Apple REIT Six, Inc., a Virginia corporation, with and into BRE Select Hotels Corp, a Delaware Corporation (incorporated by reference from Annex B of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013 (File No. 333-186090)).

3.1	Amended and Restated Certificate of Incorporation of BRE Select Hotels Corp (incorporated by reference from Exhibit 3.1 of BRE Select Hotels Corp’s Form 8-K filed on May 20, 2013 (File No. 333-186090)).

3.2	Amended and Restated Bylaws of BRE Select Hotels Corp (incorporated by reference from Exhibit 3.2 of BRE Select Hotels Corp’s Form 8-K filed on May 20, 2013 (File No. 333-186090)).

4.1	Form of Certificate of Designations of 7% Series A Cumulative Redeemable Preferred Stock of BRE Select Hotels Corp (incorporated by reference from Annex E of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013 (File No. 333-186090)).

10.1	Loan Agreement dated as of July 7, 2017 by and among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P., BRE Select Hotels Properties II LLC and BRE Select Hotels Properties II Sub LLC, collectively, as Borrower, and BRE Select Hotels Operating LLC, as Operating Lessee, and Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017 (File No. 333-186090)).

10.2	Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement by Borrower and Operating Lessee, collectively, as Mortgagor, to Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as Mortgagee (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017 (File No. 333-186090)).

10.3	Guaranty Agreement executed as of July 7, 2017 by BSHH LLC in favor of Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as Lender (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017 (File No. 333-186090)).

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the registrant.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BRE Select Hotels Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.

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

BRE SELECT HOTELS CORP

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2017

(dollars in thousands)

				Initial Cost to Company (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost at Which Carried at Close of Period (2) (3)
City	State	Brand	Encum- brances	Land	Building and Improvements	Land, Building and Improvements	Land	Bldg/FF&E/ Other	Total	Acc Depr	Year of Construction	Date Acquired	Depreciable Life
Dothan	Alabama	Courtyard	6,640	810	8,690	1,507	822	10,185	11,007	(1,590)	1996	May-13	3 -39 yrs.
Dothan	Alabama	Hampton Inn & Suites	9,242	1,110	6,700	1,513	1,115	8,208	9,323	(1,131)	2004	May-13	3 -39 yrs.
Tuscaloosa	Alabama	Courtyard	4,700	-	7,690	1,194	19	8,865	8,884	(1,410)	1996	May-13	3 -39 yrs.
Tuscaloosa	Alabama	Fairfield Inn	3,070	-	3,990	1,719	38	5,671	5,709	(906)	1996	May-13	3 -39 yrs.
Anchorage	Alaska	Hampton Inn	10,132	2,020	12,980	1,855	2,071	14,784	16,855	(2,373)	1997	May-13	3 -39 yrs.
Anchorage	Alaska	Hilton Garden Inn	15,335	2,530	20,780	2,603	2,579	23,334	25,913	(3,326)	2002	May-13	3 -39 yrs.
Anchorage	Alaska	Homewood Suites	15,129	3,190	19,510	1,819	3,332	21,187	24,519	(2,929)	2004	May-13	3 -39 yrs.
Phoenix	Arizona	Hampton Inn	14,102	3,930	7,190	679	3,942	7,857	11,799	(1,277)	1998	May-13	3 -39 yrs.
Arcadia	California	Hilton Garden Inn	19,100	2,940	14,310	1,952	3,001	16,201	19,202	(2,574)	1999	May-13	3 -39 yrs.
Arcadia	California	SpringHill Suites	13,965	2,610	9,130	2,463	2,674	11,529	14,203	(2,265)	1999	May-13	3 -39 yrs.
Bakersfield	California	Hilton Garden Inn	8,831	1,260	10,490	2,760	1,264	13,246	14,510	(1,900)	2004	May-13	3 -39 yrs.
Folsom	California	Hilton Garden Inn	10,816	1,310	11,000	1,672	1,344	12,638	13,982	(1,878)	1999	May-13	3 -39 yrs.
Foothill Ranch	California	Hampton Inn	7,530	2,970	5,080	1,864	3,017	6,897	9,914	(1,390)	1998	May-13	3 -39 yrs.
Lake Forest	California	Hilton Garden Inn	11,638	4,250	10,440	2,125	4,274	12,541	16,815	(2,129)	2004	May-13	3 -39 yrs.
Milpitas	California	Hilton Garden Inn	37,104	6,600	22,190	2,888	6,604	25,074	31,678	(3,429)	1999	May-13	3 -39 yrs.
Roseville	California	Hilton Garden Inn	13,144	2,470	4,260	3,560	2,515	7,775	10,290	(889)	1999	May-13	3 -39 yrs.
San Francisco	California	Hilton Garden Inn	39,500	7,920	29,100	2,761	7,938	31,843	39,781	(4,360)	1999	May-13	3 -39 yrs.
Glendale	Colorado	Hampton Inn & Suites	17,867	3,480	17,090	3,115	3,490	20,195	23,685	(3,117)	1999	May-13	3 -39 yrs.
Lakewood	Colorado	Hampton Inn	20,400	2,520	12,590	2,174	2,543	14,741	17,284	(2,267)	2003	May-13	3 -39 yrs.
Farmington	Connecticut	Courtyard	14,376	2,600	15,030	2,192	2,610	17,212	19,822	(2,925)	2005	May-13	3 -39 yrs.
Rocky Hill	Connecticut	Residence Inn	12,322	1,640	14,700	1,700	1,692	16,348	18,040	(2,610)	2005	May-13	3 -39 yrs.
Wallingford	Connecticut	Homewood Suites	10,953	1,250	12,530	1,025	1,322	13,483	14,805	(2,031)	2005	May-13	3 -39 yrs.
Lake Mary	Florida	Courtyard	7,530	1,190	5,570	1,675	1,203	7,232	8,435	(1,146)	1995	May-13	3 -39 yrs.
Lakeland	Florida	Residence Inn	9,926	630	9,740	2,039	651	11,758	12,409	(2,010)	2001	May-13	3 -39 yrs.
Panama City	Florida	Courtyard	9,584	560	7,310	1,412	570	8,712	9,282	(1,675)	2006	May-13	3 -39 yrs.
Pensacola	Florida	Courtyard	8,352	610	8,740	2,274	643	10,981	11,624	(1,703)	1997	May-13	3 -39 yrs.
Pensacola	Florida	Hampton Inn & Suites	9,653	540	6,540	1,593	543	8,130	8,673	(1,331)	2005	May-13	3 -39 yrs.
Tallahassee	Florida	Hilton Garden Inn	11,090	2,270	9,780	1,949	2,279	11,720	13,999	(1,804)	1997	May-13	3 -39 yrs.
Columbus	Georgia	Residence Inn	8,215	1,190	7,600	1,601	1,202	9,189	10,391	(1,839)	2003	May-13	3 -39 yrs.
Mt. Olive	New Jersey	Residence Inn	13,897	2,930	14,860	1,849	2,933	16,706	19,639	(2,756)	2005	May-13	3 -39 yrs.
Somerset	New Jersey	Homewood Suites	12,322	3,120	8,830	1,980	3,124	10,806	13,930	(1,743)	2005	May-13	3 -39 yrs.
Saratoga Springs	New York	Hilton Garden Inn	14,376	960	17,020	2,929	978	19,931	20,909	(2,822)	1999	May-13	3 -39 yrs.
Roanoke Rapids	North Carolina	Hilton Garden Inn	11,227	1,740	3,870	623	1,744	4,489	6,233	(714)	2008	May-13	3 -39 yrs.
Hillsboro	Oregon	Courtyard	25,056	3,240	11,280	3,410	3,260	14,670	17,930	(2,367)	1996	May-13	3 -39 yrs.
Hillsboro	Oregon	Residence Inn	30,874	3,790	16,540	3,774	3,805	20,299	24,104	(3,471)	1994	May-13	3 -39 yrs.
Hillsboro	Oregon	TownePlace Suites	24,782	3,200	11,070	2,458	3,234	13,494	16,728	(2,424)	1999	May-13	3 -39 yrs.
Portland	Oregon	Residence Inn	70,281	8,430	59,480	4,797	8,446	64,261	72,707	(8,827)	2001	May-13	3 -39 yrs.
Pittsburgh	Pennsylvania	Residence Inn	7,309	3,550	19,730	4,606	3,559	24,327	27,886	(3,705)	1998	May-13	3 -39 yrs.
Myrtle Beach	South Carolina	Courtyard	10,406	1,240	9,570	2,859	1,300	12,369	13,669	(2,495)	1999	May-13	3 -39 yrs.
Nashville	Tennessee	Homewood Suites	14,924	1,010	10,670	1,729	1,044	12,365	13,409	(1,620)	1999	May-13	3 -39 yrs.
Dallas	Texas	SpringHill Suites	14,376	1,200	14,660	1,243	1,206	15,897	17,103	(2,445)	1997	May-13	3 -39 yrs.
Fort Worth	Texas	Homewood Suites	12,322	1,250	12,180	8,169	1,268	20,331	21,599	(1,545)	1999	May-13	3 -39 yrs.
Fort Worth	Texas	Residence Inn	16,128	3,850	16,740	2,915	3,850	19,655	23,505	(2,947)	2005	May-13	3 -39 yrs.
Fort Worth	Texas	SpringHill Suites	13,007	1,780	13,820	775	1,795	14,580	16,375	(2,247)	2004	May-13	3 -39 yrs.
Laredo	Texas	Homewood Suites	7,736	1,030	10,200	2,195	1,043	12,382	13,425	(2,121)	2005	May-13	3 -39 yrs.
Laredo	Texas	Residence Inn	6,777	670	9,170	2,517	674	11,683	12,357	(2,333)	2005	May-13	3 -39 yrs.
McAllen	Texas	Hilton Garden Inn	5,956	1,510	7,490	2,510	1,553	9,957	11,510	(1,416)	2000	May-13	3 -39 yrs.
Kent	Washington	TownePlace Suites	19,374	2,180	13,140	2,120	2,224	15,216	17,440	(2,463)	1999	May-13	3 -39 yrs.
Mukilteo	Washington	TownePlace Suites	12,117	3,020	11,920	1,823	3,046	13,717	16,763	(2,260)	1999	May-13	3 -39 yrs.
Renton	Washington	Hilton Garden Inn	22,728	2,010	19,190	3,185	2,035	22,350	24,385	(3,245)	1998	May-13	3 -39 yrs.

			$746,223	$116,110	$642,180	$116,149	$117,418	$757,021	$874,439	($116,180)

(1)	Represents acquisition date fair value.
(2)	The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.
(3)	Reconciliaiton of Real Estate and Accumulated Depreciation.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2017

(in thousands)

	2017	2016	2015
Investment in real estate:
Beginning balance	$951,341	$1,060,555	$1,018,604
Improvements	25,755	37,548	56,452
Hotels held for sale	(72,467)	(49,426)	-
Disposals and impairments	(30,190)	(97,336)	(14,501)
Ending balance	$874,439	$951,341	$1,060,555

	2017	2016	2015
Accumulated depreciation:
Beginning balance	$93,423	$73,915	$43,771
Depreciation expense	35,668	38,507	33,775
Hotels held for sale	(6,933)	(6,330)	-
Disposals and impairment	(5,978)	(12,669)	(3,631)
Ending balance	$116,180	$93,423	$73,915

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP
By:	/s/ WILLIAM J. STEIN	Date: April 2, 2018
William J. Stein Chief Executive Officer and Senior Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM J. STEIN	Date: April 2, 2018
William J. Stein Director, Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

By:	/s/ BRIAN KIM	Date: April 2, 2018
Brian Kim Director, Chief Financial Officer, Vice President and Managing Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ A.J. AGARWAL	Date: April 2, 2018
A.J. Agarwal Director

By:	/s/ TYLER HENRITZE	Date: April 2, 2018
Tyler Henritze Director