Form 10-Q
period 2018-03-31
BRE Select Hotels Corp
filed 2018-05-15
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at May 15, 2018

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Investment in real estate, net of accumulated depreciation of $123,123 and $116,180, respectively	$757,245	$758,259
Hotels held for sale	—	65,534
Cash and cash equivalents	15,474	22,491
Restricted cash	12,821	9,111
Due from third-party managers, net	4,900	4,284
Prepaid expenses and other assets	4,370	3,383
Goodwill	98,682	108,466
Deferred tax assets	2,815	2,984

TOTAL ASSETS	$896,307	$974,512

LIABILITIES
Accounts payable and accrued expenses	$10,112	$9,233
Due to third-party managers, net, and other liabilities	1,331	638
Mortgages payable	733,389	738,148
Mortgages payable related to assets of hotels held for sale	—	69,905

TOTAL LIABILITIES	744,832	817,924
Commitments and contingencies (Note 8)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 43,821,901 shares issued and outstanding at March 31, 2018 and December 31, 2017	83,040	83,040
STOCKHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	68,435	73,548

TOTAL STOCKHOLDER’S EQUITY	68,435	73,548

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$896,307	$974,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
REVENUE
Room revenue	$52,540	$56,418
Other revenue	3,237	4,902

Total revenue	55,777	61,320
EXPENSES
Operating expense	13,639	14,501
Hotel administrative expense	5,322	5,730
Sales and marketing	4,796	4,986
Utilities	1,869	2,090
Repair and maintenance	2,702	2,390
Franchise fees	2,588	2,763
Management fees	1,696	1,851
Taxes, insurance and other	4,006	3,792
General and administrative	1,398	1,827
Depreciation expense	8,749	8,923

Total expenses	46,765	48,853

Gain on sale of hotel properties	—	3,628
Interest expense, net	(9,424)	(6,923)
Gain on derivatives	60	—

(Loss) income before income tax benefit	(352)	9,172
Income tax benefit	698	38

Net income	346	9,210
Series A Preferred Stock dividends declared	(1,459)	(2,410)

Net (loss) income available for common stockholder	($1,113)	$6,800

Basic and diluted net (loss) income per common share
Total basic and diluted net (loss) income per common share available to common stockholder	$(11,130)	$68,000

Dividends declared per common share	$40,000	$100,000
Weighted average common shares outstanding—basic and diluted	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$346	$9,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,749	8,923
Gain on sale of hotel properties	—	(3,628)
Fair value adjustment of interest rate cap	(60)	—
Amortization of deferred financing costs	1,959	—
Deferred income taxes	169	1,415
Changes in operating assets and liabilities:
Decrease in due to/from third-party managers, net, and other liabilities	77	76
Increase in prepaid expenses and other assets	(927)	(1,332)
Decrease in accounts payable and accrued expenses	(422)	(1,377)

Net cash provided by operating activities	9,891	13,287
Cash flows from investing activities:
Capital improvements	(6,521)	(9,714)
Proceeds from sale of hotel properties	75,340	52,853
Property insurance proceeds	65	91

Net cash provided by investing activities	68,884	43,230
Cash flows from financing activities:
Payments of mortgage debt	(76,623)	(38,609)
Dividends paid to Series A Preferred stockholders	(1,459)	(2,410)
Dividends paid to common stockholder	(4,000)	(10,000)

Net cash used in financing activities	(82,082)	(51,019)

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,307)	5,498
Cash, cash equivalents and restricted cash, beginning of period	31,602	31,166

Cash, cash equivalents and restricted cash, end of period	$28,295	$36,664

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$7,549	$7,028
Taxes paid	—	$23
Accrued capital improvements	$4,285	$2,424
Accrued 7% Series A Preferred Stock dividends	$1,459	$2,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated)

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that made an election, through the filing of Form 1120-REIT for 2012, to qualify as a real estate investment trust, or REIT, for federal income tax purposes. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of March 31, 2018, the Company owned 50 hotels located in 17 states with an aggregate of 5,963 rooms.

2. Summary of Significant Accounting Policies

Principles of Consolidation – The unaudited condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these condensed consolidated financial statements. Operating results for the interim periods herein are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Restricted Cash – Restricted cash consists of deposits held in escrow for the payment of certain required repairs, capital improvements and property taxes pursuant to the terms of the Company’s mortgages payable, as well as a repairs and improvements reserve required by Marriott International Inc.’s or its affiliates’ (“Marriott”) management agreements.

The following table provides detail regarding cash and cash equivalents and restricted cash that sums to the total of such amounts presented in the accompanying condensed consolidated statements of cash flows.

	March 31,	December 31,	March 31,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$15,474	$22,491	$29,312	$25,170
Restricted cash	12,821	9,111	7,352	5,996

Total cash, cash equivalents and restricted cash	$28,295	$31,602	$36,664	$31,166

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

The following table details the carrying amount of the Company’s goodwill at March 31, 2018 and December 31, 2017. The goodwill allocated to the sale of hotel properties represents the goodwill amounts allocated at the Acquisition Date to the Residence Inn – Huntsville, Alabama and Marriott – Redmond, Washington hotel properties which were sold during the three months ended March 31, 2018, and is included within the determination of gain on sale of hotel properties presented in the accompanying condensed consolidated statement of operations and condensed consolidated statement of cash flows.

Balance as of December 31, 2017
Goodwill	$108,466
Accumulated impairment losses	—

108,466
Allocated to sale of hotel properties	(9,784)

Balance as of March 31, 2018
Goodwill	98,682
Accumulated impairment losses	—

$98,682

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company has adopted ASU No. 2014-09 effective January 1, 2018, electing to utilize the modified retrospective transition method. The Company evaluated all of its revenue streams under the new model and determined that the standard did not materially impact the amount and timing of revenue recognition in the Company’s condensed consolidated financial statements.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company believes there are no significant judgments regarding the recognition of room revenue.

Food and beverage revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or banquet services. The Company’s contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the banquet facilities and related dining amenities are provided to the customer. The Company believes there are no significant judgments regarding the recognition of food and beverage revenue. The Company recognized $2.1 million and $2.6 million of food and beverage revenue during the three months ended March 31, 2018 and 2017, respectively, which is included in other revenue in the Company’s condensed consolidated statements of operations.

Sales and Marketing Costs – Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Income Taxes – The Company made an election, through the filing of Form 1120-REIT for 2012, to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the Company’s short taxable year ended December 31, 2012. In order to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its stockholder, subject to certain adjustments and excluding any net capital gain. The Company’s taxable REIT income and dividend requirements to maintain REIT status are determined on an annual basis. The Company intends to adhere to these requirements to qualify for REIT status, and assuming it does qualify for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s stockholder. Dividends paid in excess of REIT taxable income for the year will generally not be taxable to the common stockholder. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes.

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

(Loss) Income per Common Share – Basic (loss) income per common share is computed based upon the weighted average number of shares outstanding during the period, after giving effect to the 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) dividends declared during the period. There were no potential dilutive shares during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

Segment Information – The Company derives revenues and cash flows from its hotel portfolio. Hotel portfolio financial information is analyzed for purposes of assessing performance and allocating resources. Therefore, the Company has one operating segment consisting of its hotel portfolio.

New Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases. The new standard introduces a new lease model which requires that substantially all leases be recorded on the balance sheet. The Company will be required to apply the provisions of ASU 2016-02 for accounting periods beginning after December 15, 2018 and for interim periods within those fiscal years. Earlier application is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s operations and financial results.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. The adoption of this new guidance as of January 1, 2018 under the retrospective transition method did not impact the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to waiting until the asset is sold to an outside party. The adoption of this new guidance on January 1, 2018 on a modified retrospective basis did not impact the Company’s condensed consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of ASC Subtopic 610-20 and adds guidance for the derecognition of nonfinancial assets. The standard was effective with ASU No. 2014-09, presented above. The adoption of this new guidance on January 1, 2018 on a modified retrospective approach did not impact the Company’s condensed consolidated financial statements.

3. Investment in Real Estate, net

Investment in real estate, net, as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Land and Improvements	$117,439	$117,418
Building and Improvements	698,764	693,132
Furniture, Fixtures and Equipment	60,582	57,422
Construction in Progress	3,583	6,467

	880,368	874,439
Less: Accumulated Depreciation	(123,123)	(116,180)

Investment in Real Estate, net	$757,245	$758,259

4. Sale of Hotel Properties

During the three months ended March 31, 2018, the Company sold two hotels as summarized below. Goodwill allocated to the hotels sold is included in the determination of gain on sale of hotel properties.

Hotel	Date of Sale	Proceeds	Gain	Mortgage Payable Repaid
Residence Inn—Huntsville, Alabama	January 2018	$7,587	$—	$7,587
Marriott—Redmond, Washington	February 2018	67,753	—	68,917

Total		$75,340	$—	$76,504

The Company received proceeds of $75.3 million from the sales of these hotels, which are net of $2.5 million in selling costs. Due to the sale of these hotels, the Company made an additional principal payment of $6.6 million in order to comply with the debt yield as required under the terms of the Company’s mortgage loan agreement. During the year ended December 31, 2017, the Company recorded a $10.9 million impairment of investment in real estate related to these two properties, therefore, no gain or loss was recorded during the three months ended March 31, 2018.

During the three months ended March 31, 2017, the Company sold six hotels as summarized below. Goodwill allocated to the hotels sold is included in the determination of gain on sale of hotel properties.

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

The Company received proceeds of $52.9 million from the sales of these hotels, which are net of selling costs of $1.7 million. Due to the sale of the hotels, the Company made an additional principal payment of $2.6 million in order to comply with the debt yield as required under the terms of the Company’s previous mortgage loan agreement.

5. Hotels Held for Sale

During the fourth quarter of 2017, the Company committed to a plan to sell two hotels and accordingly the hotels were classified as hotels held for sale as of December 31, 2017. Hotels held for sale presented in the December 31, 2017 condensed consolidated balance sheet consisted of the investment in real estate of each hotel, which was measured at December 31, 2017 at the lower of carrying value or fair value, less costs to sell. Mortgages payable related to assets of hotels held for sale presented in the December 31, 2017 condensed consolidated balance sheet represents the principal of the mortgage payable that the Company was contractually required to repay in connection with the sale of the hotels. There were no other major captions of assets or liabilities related to the hotels held for sale. The following is a summary of hotels held for sale as of December 31, 2017.

Hotel	Assets of Hotels Held for Sale
Residence Inn—Huntsville, Alabama	$6,341
Marriott—Redmond, Washington	59,193

Total	$65,534

The Company sold both hotels in the first quarter of 2018 as described in Note 4.

6. Mortgages Payable

Mortgages payable as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Mortgages payable before unamortized deferred financing costs	$739,504	$746,223
Unamortized deferred financing costs	(6,115)	(8,075)

Mortgages payable related to assets held and used	$733,389	$738,148

Mortgages payable related to assets of hotels held for sale	—	69,905

Total mortgages payable	$733,389	$808,053

On July 7, 2017, certain indirect wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a loan agreement (the “Loan Agreement”) with Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Lenders”), pursuant to which the Borrowers obtained an $800 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 49 of the 50 properties owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, a subsidiary of the Company (the “Operating Lessee”), and a security interest in deposit accounts.

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

The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The Loan is not subject to any mandatory principal amortization. The Loan contains various representations and warranties, as well as certain financial, operating and other covenants. The Company was in compliance with all applicable covenants as of March 31, 2018 and December 31, 2017.

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

In connection with the Loan, the Company capitalized deferred financing costs of $10.8 million, which consists of amounts paid for direct and indirect costs associated with the origination of the Loan. The Company additionally incurred $1.8 million of professional fees and other costs associated with the Loan that did not meet the criteria for capitalization as deferred financing costs, and were included in general and administrative expense in the condensed consolidated statements of operations during the year ended December 31, 2017. Deferred financing costs were $6.1 million and $8.1 million as of March 31, 2018 and December 31, 2017, respectively, and are presented as a direct deduction of mortgages payable on the condensed consolidated balance sheets. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $16.0 million and $16.1 million as of March 31, 2018 and December 31, 2017, respectively, and is included in mortgages payable in the condensed consolidated balance sheets.

Components of interest expense for the three months ended March 31, 2018 and 2017 were as follows:

	For the three months ended March 31,
	2018	2017
Mortgage debt	$7,502	$7,032
Amortization of deferred financing costs	1,959	—
Capitalized interest	(37)	(109)

Total interest expense, net	$9,424	$6,923

Future scheduled principal payments of debt obligations as of March 31, 2018 are as follows:

2018 (remaining months)	$364
2019	724,009
2020	533
2021	562
2022	14,036
Thereafter	—

Total	$739,504

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

The table excludes cash, restricted cash, due from third-party managers, net, prepaid expenses and other assets, accounts payable and accrued expenses, due to third-party managers, net, and other liabilities, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows:

	March 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets measured at fair value on a recurring basis:
Interest rate caps	$60	$60	$—	$—
Financial liabilities not measured at fair value:
Mortgages payable and mortgages payable related to assets of hotels held for sale	$739,504	$738,911	$816,128	$815,677

Interest rate caps – In July 2017, the Company acquired one interest rate cap agreement, as required by the terms of its Loan, considered to be a derivative financial instrument. The agreement caps the interest rate on the Loan. The Company did not designate the derivative as a hedge for accounting purposes, and accordingly, accounts for the interest rate cap at fair value in the accompanying condensed consolidated balance sheets in prepaid expenses and other assets with adjustments to fair value recorded in gain on derivatives in the condensed consolidated statements of operations. The interest rate cap was acquired at a cost of $0.2 million. Previously, upon exercise of the first one-year extension of the 2014 Loan, the Company acquired an interest rate cap agreement at a cost of $0.1 million, which was terminated in July 2017 upon execution of the Loan. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principles and reasonable estimates where applicable from a third-party source. This is considered a Level 2 valuation technique. Fair value changes on the interest rate cap are classified as a component of cash flows from operations.

Mortgages payable and mortgages payable related to assets of hotels held for sale – For fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The estimated fair value of the mortgages payable and mortgages payable related to assets of hotels held for sale in the table above includes the estimated fair value of the mortgage loan secured by the Company’s Fort Worth, Texas Residence Inn property, and the Company’s carrying value of the Loan at March 31, 2018 and December 31, 2017, including carrying amounts related to assets of hotels held for sale, if applicable. The fair value of the Loan at March 31, 2018 and December 31, 2017 cannot be reasonably estimated because it is not readily determinable without undue cost.

Impairment of investment in real estate – The impairment determinations during the year ended December 31, 2017 for the properties described in Note 4 were based on Level 2 fair value measurements.

8. Commitments and Contingencies

Insurance – The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where the Company believes such coverage is warranted or required under the terms of the Loan. On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. The Company collected $0 and $0.1 million of the insurance receivable during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. The Company believes that it is owed in excess of $5.0 million for its outstanding insurance claims related to the 2015 flooding. However, after negotiations with its insurance providers, and a failed attempt to resolve the dispute via mediation in November 2017, the Company filed a lawsuit in November 2017 in order to collect the remaining amounts due from the Company’s insurance providers. Accordingly, since the matter is now subject to litigation and the collectability of the insurance receivable is no longer deemed probable and reasonably assured due to the uncertainty involved with the outcome of the litigation, during the fourth quarter of 2017, the Company recorded an allowance of $5.0 million against the previously recorded $5.0 million insurance receivable and a corresponding loss on disposals of investment in real estate of $5.0 million for the year ended December 31, 2017.

Litigation – The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material impact on the liquidity, results of operations, business or financial condition of the Company.

In February 2017, the Company received $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger. The proceeds are included in other revenue in the condensed consolidated statement of operations for the three months ended March 31, 2017.

Franchise Agreements – As of March 31, 2018, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, which was sold in February 2018, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements – As of March 31, 2018, each of the Company’s 50 hotels were operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% and 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. The agreements have remaining terms generally ranging from less than one year to 16 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, may enter into management agreements to manage retail premises ancillary to its hotels.

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

Ground Leases – As of March 31, 2018, three of the Company’s hotel properties had ground leases with remaining terms ranging from two to 28 years, which may be extended at the Company’s election. The ground lease for the Residence Inn in Pittsburgh, Pennsylvania originated at the time of the Merger and has a term of 28 years. Payments under this lease are payable to a subsidiary of the Company and, therefore eliminated in consolidation and excluded from the table below. Ground lease expenses were de minimus for each of the three months ended March 31, 2018 and 2017, respectively, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to March 31, 2018 and thereafter are as follows:

2018 (remaining months)	$80
2019	107
2020	45
2021	—
2022	—
Thereafter	—

Total	$232

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

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million from the date of the Merger described in Note 1. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of March 31, 2018, the initial liquidation preference has not been adjusted.

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

As of March 31, 2018 and December 31, 2017, BRE Holdings owned approximately 0.9 million shares of the Series A Preferred Stock.

On March 26, 2018, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 16, 2018 to stockholders of record on April 1, 2018. As of March 31, 2018, the Company accrued $1.5 million for this dividend, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

10. Stockholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At March 31, 2018 and December 31, 2017, there were 100 shares of common stock issued and outstanding.

On February 8, 2018, the Board of Directors of the Company declared a dividend on its common stock of $40,000 per share, which was paid on February 9, 2018.

11. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. The deferred tax valuation allowance was $4.2 million and $4.3 million as of March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded $0.7 million and $0 of income tax benefit, respectively. The income tax expense for the three months ended March 31, 2018 and 2017 is comprised of federal and state income taxes.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company, common stockholder, or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $3.8 million and $3.7 million of franchise fees, marketing fees and other expenses during the three months ended March 31, 2018 and 2017, respectively, under agreements with Hilton or its subsidiaries. No amounts were payable to Hilton as of March 31, 2018 or December 31, 2017.

A management company provides services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $1.2 million and $0.6 million to this management company during the three months ended March 31, 2018 and 2017, respectively. No amounts were outstanding to this management company as of March 31, 2018 or December 31, 2017. Prepayments of $0.4 million related to the corporate services agreement are included in prepaid expenses and other assets on the condensed consolidated balance sheet as of March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Such factors include, but are not limited to, risks inherent in the hospitality industry; adverse national and regional economic conditions; industry competition; the Company’s dependence on third-party management companies; segment concentration; limitations in the Company’s operating agreements; the Company’s dependence on other hospitality brands; risks associated with the Company’s indebtedness; financing risks; risks related to litigation, regulatory proceedings or inquiries; changes in or interpretations of laws or regulations that impact the Company; risk related to the Company’s status as a real estate investment trust (“REIT”); and the factors discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”) and in this Quarterly Report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the SEC. Any forward-looking statement that the Company makes speaks only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

We are a REIT focused on the ownership of upscale, extended-stay and select-service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott and TownePlace Suites by Marriott. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors. As of March 31, 2018, our portfolio consisted of 50 hotels, containing a total of 5,963 rooms diversified among markets in 17 states.

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”). On May 14, 2013, we completed the acquisition of Apple Six pursuant to the merger agreement, by and between us, BRE Select Hotels Holdings LP (“BRE Holdings”) and Apple Six, pursuant to which Apple Six merged with and into us.

Our strategy is to own primarily premium branded select service hotels, concentrated in markets that offer multiple demand generators and high barriers to entry. We believe that premium branded select service hotels offer attractive returns in their ability to generate high RevPAR levels, combined with an efficient operating model to control costs and generate positive cash flows. All 50 of our hotel properties are Hilton or Marriott branded properties.

We actively monitor the profitability of our properties and aim to maximize stockholder value by evaluating opportunities to acquire or dispose of properties. As such, the composition and size of our hotel portfolio may change materially over time.

Our hotel portfolio experienced a decline in room revenue for the three months ended March 31, 2018 compared to the prior year primarily due to the sale of two properties during the three months ended March 31, 2018 and the sale of eight properties during the year ended December 31, 2017. Excluding the properties sold, for the three months ended March 31, 2018, ADR and occupancy declined slightly compared to the 2017 comparable period. Operating income declined for the three months ended March 31, 2018 compared to the 2017 comparable period primarily due to the sale of 10 properties since January 1, 2017 and the $3.6 million gain on sale of hotel properties during the three months ended March 31, 2017. Although our hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, the performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We expect revenues for our portfolio, excluding the impact of hotels sold in 2018 and 2017, to rise by approximately 1-2% for the rest of 2018, which is consistent with the RevPAR growth forecasted for the industry in 2018. We have renovated substantially all of our hotel portfolio since 2014, and these improvements have helped us to continue to perform well as we continue to face increased competition in most of our markets.

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

	Number of	Number of
Management Company	Hotels	Rooms
Inn Ventures, Inc.	10	1,493
Interstate Hotels & Resorts, Inc.	9	1,055
White Lodging Services Corporation	8	1,002
Larry Blumberg & Associates	9	719
Texas Western Hospitality	5	615
OTO Development, LLC	5	496
Sage Hospitality	2	303
Marriott International, Inc.	2	280

Total	50	5,963

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

Recent Events

In January 2018, we sold the Residence Inn – Huntsville, Alabama. In February 2018, we sold the Marriott – Redmond, Washington. The ten hotels sold in 2017 and the first three months of 2018 are collectively referred to as the “Sold Properties.”

On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. The Company collected $0 and $0.1 million of the insurance receivable during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. The Company believes that it is owed in excess of $5.0 million for its outstanding insurance claims related to the 2015 flooding. However, after negotiations with its insurance providers, and a failed attempt to resolve the dispute via mediation in November 2017, the Company filed a lawsuit in November 2017 in order to collect the remaining amounts due from the Company’s insurance providers. Accordingly, since the matter is now subject to litigation and the collectability of the insurance receivable is no longer deemed probable and reasonably assured due to the uncertainty involved with the outcome of the litigation, during the fourth quarter of 2017, the Company recorded an allowance of $5.0 million against the previously recorded $5.0 million insurance receivable and a corresponding loss on disposals of investment in real estate of $5.0 million during the year ended December 31, 2017.

Our Hotel Portfolio

As of March 31, 2018, we owned 50 hotels with an aggregate of 5,963 rooms located in 17 states. The following tables summarize the hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand Affiliation	Hotels	Rooms
Marriott
Residence Inn	9	1,169
Courtyard	8	822
TownePlace Suites	3	416
SpringHill Suites	3	379
Fairfield Inn	1	63

Subtotal	24	2,849
Hilton
Hilton Garden Inn	13	1,645
Hampton Inn / Hampton Inn & Suites	7	757
Homewood Suites	6	712

Subtotal	26	3,114

Total	50	5,963

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
California	9	1,078
Texas	7	897
Washington	3	430
Oregon	4	671
Florida	6	519
Alaska	3	348
Connecticut	3	319
Alabama	4	304
Colorado	2	303
New Jersey	2	246
Pennsylvania	1	156
North Carolina	1	147
South Carolina	1	135
Tennessee	1	121
New York	1	112
Arizona	1	99
Georgia	1	78

Total	50	5,963

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2018 and 2017:

	Three Months		Three Months
	Ended	Percent of	Ended	Percent of
	March 31, 2018	Revenue	March 31, 2017	Revenue
Total hotel revenue	$55,777	100%	$61,320	100%
Hotel operating expenses	32,612	58%	34,311	56%
Taxes, insurance and other expense	4,006	7%	3,792	6%
General and administrative expense	1,398	3%	1,827	3%
Depreciation	8,749		8,923
Gain on sale of hotel properties	—		(3,628)
Interest expense, net	9,424		6,923
Gain on derivatives	(60)		—
Income tax benefit	(698)		(38)

Comparable Operating Metrics

The follow table reflects key operating metrics for our 50 hotels owned as of March 31, 2018 (“Comparable Properties”). We define Comparable Properties as the results generated by the 50 hotels owned as of the end of the reporting period.

	For the three months ended March 31,
Statistical Data	2018	2017
Occupancy	71.3%	71.6%
ADR	$131.62	$132.33
RevPAR	$93.88	$94.79
RevPAR Index	118	120

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended March 31, 2018 and 2017, we had total hotel revenue of $55.8 million and $61.3 million, respectively. The decline was primarily related to $3.9 million in revenue attributable to the Sold Properties that was earned during the three months ended March 31, 2017 but not earned in 2018 due to the disposition of the Sold Properties. In addition, there was a decrease of $1.4 million related to proceeds received during the three months ended March 31, 2017 from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2018 and 2017, hotel operating expenses totaled $32.6 million and $34.3 million, respectively, representing 58% and 56% of total hotel revenue, respectively. The decline was largely due to $2.5 million in expenses attributable to the Sold Properties that were incurred during the three months ended March 31, 2017, but not incurred in 2018 due to the disposition of the Sold Properties.

Excluding the impact of the Sold Properties, our results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 reflect our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the three months ended March 31, 2018 and 2017 were $4.0 million and $3.8 million, respectively, or 7% and 6% of total hotel revenue, respectively. Excluding the impact of the Sold Properties, we experienced higher costs due to an increase in property taxes in 2018 resulting from increased assessments in selected markets.

General and administrative expense for the three months ended March 31, 2018 and 2017 was $1.4 million and $1.8 million, respectively, or 3% of total hotel revenue. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses. The decrease in 2018 compared to 2017 was due to higher advisory and legal fees due to the sale of six hotels during the three months ended March 31, 2017 as compared to the sale of two hotels during the three months ended March 31, 2018.

Depreciation expense for the three months ended March 31, 2018 and 2017 was $8.7 million and $8.9 million, respectively. The decrease in 2018 compared to 2017 was largely due to $0.6 million in depreciation expense attributable to the Sold Properties that was incurred during the three months ended March 31, 2017, but not incurred in 2018 due to the disposition of the Sold Properties, offset by increases in 2018 depreciation expense related to fixed assets placed in service at the Comparable Properties since March 31, 2017.

Gain on sale of hotel properties for the three months ended March 31, 2018 and 2017 was $0 and $3.6 million, respectively. We sold two hotels in the three months ended March 31, 2018 for which a $10.9 million impairment on investment of real estate was recorded during the year ended December 31, 2017. We sold six hotels during the three months ended March 31, 2017 that resulted in a $3.6 million gain on sale of hotel properties.

Interest expense, net, for the three months ended March 31, 2018 and 2017 was $9.4 million and $6.9 million, respectively.

The increase was primarily due to the amortization of deferred financing costs related to the new loan obtained in July 2017, as the deferred financing costs related to the previous loan were fully amortized in December 2016. In addition, there was an increase in LIBOR in 2018 compared to the prior year comparable period, which resulted in an increase in interest expense, partially offset by savings from a lower debt balance due to the sale of the Sold Properties.

Income tax benefit for the three months ended March 31, 2018 and 2017 was $0.7 million and $0, respectively. The increase in income tax benefit for the three months ended March 31, 2018 as compared to the 2017 comparable period is primarily due to the decline in operational income resulting from the sale of the Sold Properties. Our effective tax rate was lower period over period due to the U.S. enactment of the Tax Cuts and Jobs Act which significantly reduced the federal income tax rate.

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

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Net income	$346	$9,210
Depreciation and amortization	8,749	8,923
Interest expense, net	9,424	6,923
Income tax benefit	(698)	(38)

EBITDA	$17,821	25,018
Gain on sale of hotel properties	—	(3,628)
Gain on derivatives	(60)	—

Adjusted EBITDA	$17,761	$21,390

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

Net cash flows provided by operating activities for the three months ended March 31, 2018 decreased by $3.4 million compared to the three months ended March 31, 2017, primarily due to the impact of ten fewer hotels for the full three-month period in 2018 compared to 2017, due to the sale of the Sold Properties. Net cash flows provided by investing activities for the three months ended March 31, 2018 increased by $25.7 million compared to the three months ended March 31, 2017, due primarily to the increase of $22.5 million in proceeds from the sale of hotel properties in 2018 compared to 2017, partially offset by $3.2 million less in capital improvements. Net cash used in financing activities for the three months ended March 31, 2018 increased by $31.1 million compared to the three months ended March 31, 2017, primarily due to $38.0 million more in debt repaid for the Sold Properties in 2018 compared to 2017, partially offset by $6.0 million less in dividends paid to our common stockholder.

Mortgage Loans

On July 7, 2017, certain of our indirect wholly-owned subsidiaries (the “Borrowers”) and Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained a $800 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 49 of the 50 properties owned or ground-leased by certain subsidiaries of the Company as of the date of the Loan, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, a subsidiary of the Company, and a security interest in deposit accounts. The Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan is not subject to any mandatory principal amortization. A portion of the proceeds from the Loan was used to repay the $732.6 million principal amount outstanding under the previous mortgage loan, and the Borrowers repaid in full, cancelled and terminated the mortgage loan agreements outstanding relating to the previous mortgage loan without any penalties incurred. Additionally, a portion of the proceeds was used to redeem shares of the Company’s Series A Preferred Stock.

As of March 31, 2018, we had $739.5 million in mortgages payable, comprised of $723.5 million under the Loan, and $16.0 million secured by the Fort Worth, Texas Residence Inn property. In connection with the sales of the Residence Inn – Huntsville, Alabama and Marriott – Redmond, Washington, we repaid $76.5 million of the Loan.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, in accordance with the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $6.5 million in capital improvements in the first three months of this year, and expect to spend an additional $14.1 million on capital improvements during the remainder of this year.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our stockholders. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2017, dividends on our common stock were paid in February, May, July, August and November. On February 9, 2018, we paid a dividend on our common stock of $40,000 per share. Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

In 2017, dividends on the Series A Preferred Stock were paid in January, April, July, and October. On January 16, 2018, we paid a dividend on our Series A Preferred Stock of $0.0333 per share to stockholders of record on January 1, 2018. On March 26, 2018, our Board of Directors declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 16, 2018 to stockholders of record on April 1, 2017. On May 14, 2018, which is the fifth anniversary of the date that the Series A Preferred Stock was issued, the applicable rate of the dividend increased from 7% to 11%. Accordingly, the dividend will increase from $0.0333 per share to $0.0523 per share. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

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

Contractual Obligations

Our contractual obligations have not changed significantly from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently, the Company is not experiencing any material impact from inflation.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Company’s disclosures about market risk, please see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, as the successor to Apple Six, is subject to claims for alleged acts of Apple Six that occurred prior to the Merger. On February 24, 2017, a putative class action, captioned Wilchfort v. Knight, et al., Civil Action No. 17-cv-01046 (E.D.N.Y.), was filed in the United States District Court for the Eastern District of New York against BRE Select Hotels Corp, as successor-in-interest to Apple REIT Six, Inc., Apple Hospitality REIT, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. (together with Apple REIT Six, Inc. and Apple REIT Seven, Inc., the “Apple REITs”), certain of the Apple REITs’ directors, officers and advisors, and Apple Fund Management, LLC. Plaintiff seeks to represent a class of all persons and entities who elected to participate in Apple REITs’ Dividend Reinvestment Plans (“DRIPs”) between July 17, 2007 and the later of the termination and/or suspension of the respective DRIPs or February 12, 2014. The complaint alleges, among other things, that the prices at which Plaintiff and the purported class members purchased additional shares through the DRIPs were artificially inflated and not indicative of the true value of units in the Apple REITs. Plaintiff asserts claims for breach of contract, tortious interference with contract and tortious interference with business expectancy and breach of implied duty of good faith and fair dealing and seeks, among other things, damages and other costs and expenses. On March 30, 2018, the Court granted in part and denied in part the Company’s motion to dismiss and, on April 13, 2018, plaintiffs filed an amended complaint, captioned Wilchfort et al. v. BRE Select Hotels Corp., Civil Action No. 17-cv-1046 (E.D.N.Y.). The Company believes that any claims against it are without merit, and it intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of this proceeding or provide a reasonable estimate of the possible loss or range of loss due to this proceeding.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially adversely affect the Company’s business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. The risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also could materially adversely affect its business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Documents

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: May 15, 2018	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President and Managing Director
(Principal Financial Officer and Principal Accounting Officer)