Form 10-Q
period 2018-06-30
BRE Select Hotels Corp
filed 2018-08-14
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at August 14, 2018

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
Investment in real estate, net of accumulated depreciation of $125,621 and $116,180, respectively	$735,075	$758,259
Hotels held for sale	—	65,534
Cash and cash equivalents	16,062	22,491
Restricted cash	11,208	9,111
Due from third-party managers, net	7,058	4,284
Prepaid expenses and other assets	3,932	3,383
Goodwill	98,682	108,466
Deferred tax assets	6,251	2,984

TOTAL ASSETS	$878,268	$974,512

LIABILITIES
Accounts payable and accrued expenses	$7,616	$9,233
Due to third-party managers, net, and other liabilities	1,274	638
Mortgages payable	734,466	738,148
Mortgages payable related to assets of hotels held for sale	—	69,905

TOTAL LIABILITIES	743,356	817,924
Commitments and contingencies (Note 8)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 43,821,901 shares issued and outstanding at June 30, 2018 and December 31, 2017	82,904	83,040
STOCKHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	52,008	73,548

TOTAL STOCKHOLDER’S EQUITY	52,008	73,548

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$878,268	$974,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Room revenue	$61,821	$65,966	$114,361	$122,384
Other revenue	2,977	3,957	6,214	8,859

Total revenue	64,798	69,923	120,575	131,243
EXPENSES
Operating expense	14,306	15,489	27,945	29,990
Hotel administrative expense	5,404	5,951	10,726	11,681
Sales and marketing	5,279	5,669	10,075	10,655
Utilities	1,769	2,006	3,638	4,096
Repair and maintenance	2,720	2,328	5,422	4,718
Franchise fees	3,157	3,229	5,745	5,992
Management fees	2,012	2,220	3,708	4,071
Taxes, insurance and other	3,148	3,655	7,154	7,447
General and administrative	2,103	1,730	3,501	3,557
Depreciation expense	8,416	9,250	17,165	18,173

Total expenses	48,314	51,527	95,079	100,380

Impairment of investment in real estate	(18,307)	(2,988)	(18,307)	(2,988)
Gain on sale of hotel properties	—	—	—	3,628
Interest expense, net	(8,821)	(7,198)	(18,245)	(14,121)
(Loss) gain on derivatives	(58)	—	2	—

(Loss) income before income tax benefit (expense)	(10,702)	8,210	(11,054)	17,382
Income tax benefit (expense)	2,150	(1,305)	2,848	(1,267)

Net (loss) income	(8,552)	6,905	(8,206)	16,115
Series A Preferred Stock dividends declared	(2,011)	(2,411)	(3,470)	(4,821)

Net (loss) income available for common stockholder	$(10,563)	$4,494	$(11,676)	$11,294

Basic and diluted net (loss) income per common share
Basic and diluted net (loss) income per common share available to common stockholder	$(105,630)	$44,940	$(116,760)	$112,940

Dividends declared per common share	$60,000	$142,500	$100,000	$242,500
Weighted average common shares outstanding - basic and diluted	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(8,206)	$16,115
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	17,165	18,173
Impairment of investment in real estate	18,307	2,988
Gain on sale of hotel properties	—	(3,628)
Fair value adjustment of interest rate cap	(2)	—
Amortization of deferred financing costs	3,156	—
Deferred income taxes	(3,267)	611
Changes in operating assets and liabilities:
Increase in due to/from third-party managers, net, and other liabilities	(2,138)	(1,715)
Increase in prepaid expenses and other assets	(547)	(1,566)
Decrease in accounts payable and accrued expenses	(458)	(652)

Net cash provided by operating activities	24,010	30,326
Cash flows from investing activities:
Capital improvements	(14,741)	(17,508)
Proceeds from sale of hotel properties	75,340	59,437
Property insurance proceeds	719	727

Net cash provided by investing activities	61,318	42,656
Cash flows from financing activities:
Payments of mortgage debt	(76,742)	(44,145)
Dividends paid to Series A Preferred stockholders	(2,918)	(4,821)
Dividends paid to common stockholder	(10,000)	(24,250)

Net cash used in financing activities	(89,660)	(73,216)

Net decrease in cash and cash equivalents and restricted cash	(4,332)	(234)
Cash and cash equivalents and restricted cash, beginning of period	31,602	31,166

Cash and cash equivalents and restricted cash, end of period	$27,270	$30,932

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$15,164	$14,335
Taxes paid	$77	$1,857
Accrued capital improvements	$1,274	$1,916
Accrued 7% Series A Preferred Stock dividends	$2,011	$2,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated)

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that qualifies as a real estate investment trust, or REIT, for federal income tax purposes commencing in the year ended December 31, 2012. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of June 30, 2018, the Company owned 50 hotels located in 17 states with an aggregate of 5,963 rooms.

2. Summary of Significant Accounting Policies

Principles of Consolidation – The unaudited condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these condensed consolidated financial statements. Operating results for the interim periods herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Certain prior year amounts have been reclassified for consistency with the current year presentation.

Use of Estimates – The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

	June 30,	December 31,	June 30,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$16,062	$22,491	$19,737	$25,170
Restricted cash	11,208	9,111	11,195	5,996

Total cash and cash equivalents and restricted cash	$27,270	$31,602	$30,932	$31,166

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

Impairment of Investment in Real Estate – The Company periodically assesses whether there are any indicators that the value of real estate assets may be impaired. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company monitors its properties on an ongoing basis by reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares a quarterly quantitative analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s current period actual and forecasted occupancy and revenue per available room (“RevPAR”) to the prior period.

If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time or there is a change in anticipated hold periods, the Company’s carrying value for a particular property may not be recoverable, and in such instances, an impairment loss may be recorded. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. Fair value is determined by using management’s best estimate of the discounted net cash flows over the remaining useful life of the asset, or other indicators of fair value.

During the second quarter of 2018, the Company obtained a broker’s opinion of value for the Residence Inn – Pittsburgh, Pennsylvania property and the Hilton Garden Inn – McAllen, Texas property. As a result, a test for impairment of the properties was performed with fair value determined based on the estimated sales proceeds for the properties. The Company estimated the sales proceeds based on the broker’s opinion of value. The test resulted in a non-cash impairment of investment in real estate of $13.6 million and $4.7 million, respectively, for the Residence Inn – Pittsburgh, Pennsylvania property and the Hilton Garden Inn – McAllen, Texas property for the three and six months ended June 30, 2018. No other triggering events have occurred to indicate that the asset carrying values are not recoverable as of June 30, 2018.

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

The following table details the carrying amount of the Company’s goodwill at June 30, 2018 and December 31, 2017. The goodwill allocated to the sale of hotel properties represents the goodwill amounts allocated at the Acquisition Date to the Residence Inn – Huntsville, Alabama and Marriott – Redmond, Washington hotel properties which were previously classified as held for sale as of December 31, 2017 (see Note 5) and sold during the six months ended June 30, 2018, and was included within the determination of gain on sale of hotel properties presented in the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows.

Balance as of December 31, 2017	$108,466
Allocated to sale of hotel properties	(9,784)

Balance as of June 30, 2018	$98,682

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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company believes there are no significant judgments made in the recognition of room revenue.

Food and beverage revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or banquet services. The Company’s contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the banquet facilities and related dining amenities are provided to the customer. The Company believes there are no significant judgments made in the recognition of food and beverage revenue. The Company recognized $1.9 million and $2.9 million of food and beverage revenue during the three months ended June 30, 2018 and 2017, respectively. The Company recognized $4.0 million and $5.5 million of food and beverage revenue during the six months ended June 30, 2018 and 2017, respectively. Food and beverage revenue is included in other revenue in the Company’s condensed consolidated statements of operations.

Sales and Marketing Costs – Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Income Taxes – The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the Company’s short taxable year ended December 31, 2012. In order to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its stockholder, subject to certain adjustments and excluding any net capital gain. The Company’s taxable REIT income and dividend requirements to maintain REIT status are determined on an annual basis. The Company intends to adhere to these requirements to qualify for REIT status, and assuming it does qualify for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s stockholder. Dividends paid in excess of REIT taxable income for the year will generally not be taxable to the common stockholder. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state and local income taxes and the consolidated income tax provision includes those taxes.

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

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases. The new standard, as amended, introduces a new lease model which requires that substantially all leases be recorded on the balance sheet. The Company will be required to apply the provisions of ASU 2016-02 for accounting periods beginning after December 15, 2018 and for interim periods within those fiscal years. Earlier application is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s condensed consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of ASC Subtopic 610-20 and adds guidance for the derecognition of nonfinancial assets. The standard was effective with ASU 2014-09, presented above. The adoption of this new guidance on January 1, 2018 on a modified retrospective approach did not impact the Company’s condensed consolidated financial statements.

3. Investment in Real Estate, net

Investment in real estate, net, as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Land and site improvements	$114,749	$117,418
Building and building improvements	682,999	693,132
Furniture, fixtures and equipment	59,904	57,422
Construction in progress	3,044	6,467

	860,696	874,439
Less: Accumulated depreciation	(125,621)	(116,180)

Investment in real estate, net	$735,075	$758,259

4. Sale of Hotel Properties

During the six months ended June 30, 2018, the Company sold two hotels as summarized below.

Hotel	Date of Sale	Proceeds	Gain	Mortgage Payable Repaid
Residence Inn—Huntsville, Alabama	January 2018	$7,587	$—	$7,587
Marriott—Redmond, Washington	February 2018	67,753	—	68,917

Total		$75,340	$—	$76,504

The Company received proceeds of $75.3 million from the sales of these hotels, which are net of $2.5 million in selling costs. Due to the sale of these hotels, the Company made an additional principal payment of $6.6 million in order to comply with the debt yield as required under the terms of the Company’s mortgage loan agreement. During the year ended December 31, 2017, the Company recorded a $10.9 million impairment associated with classifying these hotel properties as held for sale (see Note 5). Therefore, no gain or loss was recorded during the six months ended June 30, 2018.

During the six months ended June 30, 2017, the Company sold seven hotels as summarized below.

Hotel	Date of Sale	Proceeds	Gain	Mortgage Payable Repaid
Fairfield Inn—Huntsville, Alabama	January 2017	$4,575	$—	$4,444
TownePlace Suites—Arlington, Texas	January 2017	8,001	—	3,606
Springhill Suites—Clearwater, Florida	January 2017	5,767	—	4,971
TownePlace Suites—Las Colinas, Texas	January 2017	16,867	3,072	8,248
Courtyard—Albany, Georgia	February 2017	8,628	—	6,242
Springhill Suites—Arlington, Texas	March 2017	9,015	556	8,360
Courtyard – Valdosta, Georgia	June 2017	6,584	—	5,423

Total		$59,437	$3,628	$41,294

The Company received proceeds of $59.4 million from the sales of these hotels, which are net of selling costs of $2.0 million. Due to the sale of the hotels, the Company made an additional principal payment of $2.6 million in order to comply with the debt yield as required under the terms of the Company’s previous mortgage loan agreement.

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

Hotel	Assets of Hotels Held for Sale
Residence Inn—Huntsville, Alabama	$6,341
Marriott—Redmond, Washington	59,193

Total	$65,534

The Company sold both hotels in the first quarter of 2018 as described in Note 4.

6. Mortgages Payable

Mortgages payable as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Mortgages payable before unamortized deferred financing costs	$739,385	$746,223
Unamortized deferred financing costs	(4,919)	(8,075)

Mortgages payable related to assets held and used	$734,466	$738,148

Mortgages payable related to assets of hotels held for sale	—	69,905

Total mortgages payable	$734,466	$808,053

On July 7, 2017, certain wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a loan agreement (the “Loan Agreement”) with Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Lenders”), pursuant to which the Borrowers obtained an $800 million mortgage loan from the Lenders (the “Loan”). The Loan is secured by first-priority, cross-collateralized mortgage liens on 49 of the 50 properties owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, a subsidiary of the Company (the “Operating Lessee”), and a security interest in deposit accounts.

The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The Company anticipates that it will exercise the extension options as it is probable that the Company will be in compliance with all of the requirements of the Loan, and thereby have the ability to extend. The Loan is not subject to any mandatory principal amortization. Any prepayment made after June 9, 2018 may be made without any prepayment penalty or fee. The Loan contains various representations and warranties, as well as certain financial, operating and other covenants. The Company believes it was in compliance with all applicable covenants as of June 30, 2018 and December 31, 2017.

In connection with entering into the Loan Agreement, on July 7, 2017, each Borrower and Operating Lessee also entered into a mortgage or deed of trust securing each Borrower’s fee or leasehold interest in the properties and Operating Lessee’s leasehold interest in the properties.

In connection with the Loan, the Company capitalized deferred financing costs of $10.8 million, which consists of amounts paid for direct and indirect costs associated with the origination of the Loan. The Company additionally incurred $1.8 million of professional fees and other costs associated with the Loan that did not meet the criteria for capitalization as deferred financing costs, and were included in general and administrative expense in the condensed consolidated statement of operations during the year ended December 31, 2017. Deferred financing costs were $4.9 million and $8.1 million as of June 30, 2018 and December 31, 2017, respectively, and are presented as a reduction of mortgages payable on the condensed consolidated balance sheets. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $15.9 million and $16.1 million as of June 30, 2018 and December 31, 2017, respectively, and is included in mortgages payable in the condensed consolidated balance sheets.

Components of interest expense for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Mortgage debt	$7,644	$7,307	$15,146	$14,339
Amortization of deferred financing costs	1,197	—	3,156	—
Capitalized interest	(20)	(109)	(57)	(218)

Total interest expense, net	$8,821	$7,198	$18,245	$14,121

Future scheduled principal payments of debt obligations as of June 30, 2018 are as follows:

2018 (remaining months)	$245
2019	724,009
2020	533
2021	562
2022	14,036
Thereafter	—

Total	$739,385

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

Determining estimated fair values of the Company’s financial instruments such as mortgages payable, mortgages payable related to assets of hotels held for sale and interest rate caps requires considerable judgment to interpret market data. The market assumptions and/or estimation methodologies used may have a material effect on estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts by which these instruments could be purchased, sold, or settled.

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

	June 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets measured at fair value on a recurring basis:
Interest rate caps	$2	$2	$—	$—
Financial liabilities not measured at fair value:
Mortgages payable and mortgages payable related to assets of hotels held for sale	$739,385	$738,784	$816,128	$815,677

Interest rate caps – In July 2017, the Company acquired one interest rate cap agreement, as required by the terms of its Loan, considered to be a derivative financial instrument. The agreement caps the interest rate on the Loan. The Company did not designate the derivative as a hedge for accounting purposes, and accordingly, accounts for the interest rate cap at fair value in the accompanying condensed consolidated balance sheets in prepaid expenses and other assets with adjustments to fair value recorded in (loss) gain on derivatives in the condensed consolidated statements of operations. The interest rate cap was acquired at a cost of $0.2 million. Previously, upon exercise of the first one-year extension of the 2014 Loan, the Company acquired an interest rate cap agreement at a cost of $0.1 million, which was terminated in July 2017 upon execution of the Loan. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principles and reasonable estimates where applicable from a third-party source. This is considered a Level 2 valuation technique. Fair value changes on the interest rate cap are classified as a component of cash flows from operations on the condensed consolidated statement of cash flows.

Mortgages payable and mortgages payable related to assets of hotels held for sale – For the fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The estimated fair value of the mortgages payable and mortgages payable related to assets of hotels held for sale in the table above includes the estimated fair value of the mortgage loan secured by the Company’s Fort Worth, Texas Residence Inn property, and the Company’s carrying value of the Loan at June 30, 2018 and December 31, 2017, including carrying amounts related to assets of hotels held for sale, if applicable. The fair value of the Loan at June 30, 2018 and December 31, 2017 cannot be reasonably estimated because it is not readily determinable without undue cost.

Impairment of investment in real estate – The impairment determinations during the periods ended June 30, 2018 and December 31, 2017 were based on Level 2 fair value measurements.

8. Commitments and Contingencies

Insurance – The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where the Company believes such coverage is warranted or required under the terms of the Loan. On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. The Company collected $0 and $0.1 million of the insurance receivable during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. The Company believes that it is owed in excess of $5.0 million for its outstanding insurance claims related to the 2015 flooding. However, after negotiations with its insurance providers, and a failed attempt to resolve the dispute via mediation in November 2017, the Company filed a lawsuit in November 2017 in order to collect the remaining amounts due from the Company’s insurance providers. Accordingly, since the matter is now subject to litigation and the collectability of the insurance receivable is no longer deemed probable and reasonably assured due to the uncertainty involved with the outcome of the litigation, during the fourth quarter of 2017, the Company recorded an allowance of $5.0 million against the previously recorded $5.0 million insurance receivable and a corresponding loss on disposals of investment in real estate of $5.0 million for the year ended December 31, 2017.

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

The Company, as the successor to Apple Six, is subject to claims for alleged acts of Apple Six that occurred prior to the Merger. On February 24, 2017, a putative class action, captioned Wilchfort v. Knight, et al., Civil Action No. 17-cv-01046 (E.D.N.Y.), was filed in the United States District Court for the Eastern District of New York against BRE Select Hotels Corp, as successor-in-interest to Apple REIT Six, Inc., Apple Hospitality REIT, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. (together with Apple REIT Six, Inc. and Apple REIT Seven, Inc., the “Apple REITs”), certain of the Apple REITs’ directors, officers and advisors, and Apple Fund Management, LLC. Plaintiff seeks to represent a class of all persons and entities who elected to participate in Apple REITs’ Dividend Reinvestment Plans (“DRIPs”) between July 17, 2007 and the later of the termination and/or suspension of the respective DRIPs or February 12, 2014. The complaint alleges, among other things, that the prices at which plaintiff and the purported class members purchased additional shares through the DRIPs were artificially inflated and not indicative of the true value of units in the Apple REITs. Plaintiff asserts claims for breach of contract, tortious interference with contract and tortious interference with business expectancy and breach of implied duty of good faith and fair dealing and seeks, among other things, damages and other costs and expenses. On March 30, 2018, the court granted in part and denied in part the Company’s motion to dismiss and, on April 13, 2018, plaintiffs filed an amended complaint, captioned Wilchfort et al. v. BRE Select Hotels Corp., Civil Action No. 17-cv-1046 (E.D.N.Y.). On May 31, 2018, plaintiff filed a Second Amended Class Action Complaint, captioned Battaglia v. BRE Select Hotels Corp., Civil Action No. 17-cv-01046 (E.D.N.Y.), which, among other things, narrowed the putative class period to February 24, 2011 through November 29, 2012. On June 4, 2018, plaintiff filed a motion for class certification. On June 27, 2018, the Company filed an Answer to the Second Amended Class Action Complaint. The Company believes that any claims against it are without merit, and it intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of this proceeding or provide a reasonable estimate of the possible loss or range of loss due to this proceeding.

Franchise Agreements – As of June 30, 2018, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, which was sold in February 2018, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements – As of June 30, 2018, each of the Company’s 50 hotels were operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% and 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. The agreements have remaining terms generally ranging from less than one year to 16 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, may enter into management agreements to manage retail premises ancillary to its hotels.

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

Ground Leases – As of June 30, 2018, two of the Company’s hotel properties had ground leases with remaining terms of two years, which may be extended at the Company’s election. Ground lease expenses were de minimis for each of the three and six months ended June 30, 2018 and 2017, and are included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to June 30, 2018 and thereafter are as follows:

2018 (remaining months)	$53
2019	107
2020	45
2021	—
2022	—
Thereafter	—

Total	$205

9. 7% Series A Cumulative Redeemable Preferred Stock

In connection with the Merger, the Company issued 97,032,848 shares of Series A Preferred Stock. The terms of these shares provide the Company with the right to redeem such shares at any time for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. In addition, the terms of these shares include an option for a holder of such shares to require the Company to redeem all or a portion of such holder’s shares on or after November 14, 2020 for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. The initial dividend rate on these shares was 7% per annum. The dividend rate increased from 7% per annum to 11% per annum on May 14, 2018. Due to the put option provided to the holders of these shares, such shares have been classified outside permanent stockholder’s equity.

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million from the date of the Merger described in Note 1. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of June 30, 2018, the initial liquidation preference has not been adjusted.

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

As of June 30, 2018 and December 31, 2017, BRE Holdings owned approximately 0.9 million shares of the Series A Preferred Stock.

On March 26, 2018, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 16, 2018 to stockholders of record on April 1, 2018. On June 29, 2018, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0459 per share, which was paid on July 16, 2018 to stockholders of record on July 1, 2018. The Company accrued dividends of $2.0 million and $1.5 million at June 30, 2018 and December 31, 2017, respectively, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

10. Stockholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At June 30, 2018 and December 31, 2017, there were 100 shares of common stock issued and outstanding.

On February 8, 2018, the Board of Directors of the Company declared a dividend on its common stock of $40,000 per share, which was paid on February 9, 2018. On May 11, 2018, the Board of Directors of the Company declared a dividend on its common stock of $60,000 per share, which was paid on May 11, 2018.

11. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. The deferred tax valuation allowance was $4.1 million and $4.3 million as of June 30, 2018 and December 31, 2017, respectively. For the three months ended June 30, 2018 and 2017, the Company recorded $2.2 million and ($1.3) million of income tax benefit (expense), respectively. For the six months ended June 30, 2018 and 2017, the Company recorded $2.8 million and ($1.3) million of income tax benefit (expense), respectively. The income tax benefit (expense) for the three and six months ended June 30, 2018 and 2017 is comprised of federal and state income taxes.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. As of the end of May 2018, the Sponsor no longer has an equity investment in Hilton, however, an executive of the Sponsor is the Chairman of the Board of Directors of Hilton. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company, common stockholder, or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $5.2 million and $5.0 million of franchise fees, marketing fees and other expenses during the three months ended June 30, 2018 and 2017, respectively, under agreements with Hilton or its subsidiaries. The Company incurred $9.0 million and $8.8 million of franchise fees, marketing fees and other expenses during the six months ended June 30, 2018 and 2017, respectively, under agreements with Hilton or its subsidiaries. No amounts were payable to Hilton as of June 30, 2018 or December 31, 2017.

A management company provides services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $0.7 million and $0.6 million to this management company during the three months ended June 30, 2018 and 2017, respectively. The Company paid $1.9 million and $1.2 million to this management company during the six months ended June 30, 2018 and 2017, respectively. No amounts were outstanding to this management company as of June 30, 2018 or December 31, 2017. Prepayments of $0.3 million and $0 related to the corporate services agreement are included in prepaid expenses and other assets on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

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

Overview

We are a REIT focused on the ownership of upscale, extended-stay and select-service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott and TownePlace Suites by Marriott. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors. As of June 30, 2018, our portfolio consisted of 50 hotels, containing a total of 5,963 rooms diversified among markets in 17 states.

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

Our hotel portfolio experienced a decline in room revenue for the three and six months ended June 30, 2018 compared to the prior year periods primarily due to the sale of two properties during the six months ended June 30, 2018 and the sale of eight properties during the year ended December 31, 2017. Excluding the properties sold, for the three months ended June 30, 2018, ADR and occupancy increased slightly compared to the 2017 comparable period. Net income decreased for the three and six months ended June 30, 2018 compared to the 2017 comparable period due to the sale of 10 properties since January 1, 2017 and the $18.3 million impairment of investment in real estate during the three months ended June 30, 2018. In addition, net income during the six months ended June 30, 2018 decreased due to the $3.6 million gain on sale of hotel properties during the six months ended June 30, 2017. Although our hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, the performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We expect revenues for our portfolio, excluding the impact of hotels sold in 2018 and 2017, to rise by approximately 1% for the rest of 2018, which is consistent with the RevPAR growth forecasted for the industry in 2018. We have renovated substantially all of our hotel portfolio since 2014, and these improvements have helped us to continue to perform well as we continue to face increased competition in most of our markets.

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

Recent Events

In January 2018, we sold the Residence Inn – Huntsville, Alabama. In February 2018, we sold the Marriott – Redmond, Washington. The ten hotels sold in 2017 and the first six months of 2018 are collectively referred to as the “Sold Properties.”

On June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work was started immediately, and the hotel reopened on October 27, 2015. The Company collected $0 and $0.1 million of the insurance receivable during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. The Company believes that it is owed in excess of $5.0 million for its outstanding insurance claims related to the 2015 flooding. However, after negotiations with its insurance providers, and a failed attempt to resolve the dispute via mediation in November 2017, the Company filed a lawsuit in November 2017 in order to collect the remaining amounts due from the Company’s insurance providers. Accordingly, since the matter is now subject to litigation and the collectability of the insurance receivable is no longer deemed probable and reasonably assured due to the uncertainty involved with the outcome of the litigation, during the fourth quarter of 2017, the Company recorded an allowance of $5.0 million against the previously recorded $5.0 million insurance receivable and a corresponding loss on disposals of investment in real estate of $5.0 million during the year ended December 31, 2017.

Our Hotel Portfolio

As of June 30, 2018, we owned 50 hotels with an aggregate of 5,963 rooms located in 17 states. The following tables summarize the hotels and rooms by brand and by state:

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

Key Indicators of Operating Performance

We use a variety of operating information and metrics to evaluate the operating performance of our hotels. These key indicators include financial information that is prepared in accordance with GAAP, along with other non- GAAP financial measures. In addition, we use industry standard statistical information and comparative data, some of which may not be financial in nature. In evaluating financial condition and operating performance, the most important indicators that we focus on are:

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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017:

	Three Months		Three Months
	Ended	Percent of	Ended	Percent of
	June 30, 2018	Revenue	June 30, 2017	Revenue
Total hotel revenue	$64,798	100%	$69,923	100%
Hotel operating expenses	34,647	54%	36,892	53%
Taxes, insurance and other expense	3,148	5%	3,655	5%
General and administrative expense	2,103	3%	1,730	2%
Depreciation	8,416		9,250
Impairment of investment in real estate	18,307		2,988
Interest expense, net	8,821		7,198
Loss on derivatives	58		—
Income tax (benefit) expense	(2,150)		1,305

	Six Months		Six Months
	Ended	Percent of	Ended	Percent of
	June 30, 2018	Revenue	June 30, 2017	Revenue
Total hotel revenue	$120,575	100%	$131,243	100%
Hotel operating expenses	67,259	56%	71,203	54%
Taxes, insurance and other expense	7,154	6%	7,447	6%
General and administrative expense	3,501	3%	3,557	3%
Depreciation	17,165		18,173
Impairment of investment in real estate	18,307		2,988
Gain on sale of hotel properties	—		(3,628)
Interest expense, net	18,245		14,121
Gain on derivatives	2		—
Income tax (benefit) expense	(2,848)		1,267

Comparable Operating Metrics

The follow table reflects key operating metrics for our 50 hotels owned as of June 30, 2018 (“Comparable Properties”). We define Comparable Properties as the results generated by the 50 hotels owned as of the end of the reporting period.

	For the three months ended June 30,		For the six months ended June 30,
Statistical Data	2018	2017	2018	2017
Occupancy	81.0%	80.2%	76.2%	76.2%
ADR	$140.68	$139.08	$136.47	$135.18
RevPAR	$113.93	$111.56	$103.96	$102.99
RevPAR Index	117	116	117	118

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended June 30, 2018 and 2017, we had total hotel revenue of $64.8 million and $69.9 million, respectively. For the six months ended June 30, 2018 and 2017, we had total hotel revenue of $120.6 million and $131.2 million, respectively. The decline in hotel revenue was largely due to $4.3 million and $10.6 million in revenue attributable to the Sold Properties in the three and six months ended June 30, 2017, respectively, but not earned in 2018 due to the disposition of the Sold Properties. In addition, there was a $1.4 million decrease during the six months ended June 30, 2018 due to proceeds received during the six months ended June 30, 2017 from the Deepwater Horizon Economic and Property Damages Settlement Program related to damages suffered by four properties prior to the Merger. The decreases were partially offset by an increase in revenues at the Comparable Properties during the three and six months ended June 30, 2018.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended June 30, 2018 and 2017, hotel operating expenses totaled $34.6 million and $36.9 million, respectively, representing 54% and 53% of total hotel revenue, respectively. For the six months ended June 30, 2018 and 2017, hotel operating expenses totaled $67.3 million and $71.2 million, respectively, representing 56% and 54% of total hotel revenue, respectively. The decline in hotel operating expenses was largely due to $3.6 million and $6.1 million in expenses attributable to the Sold Properties that were incurred during the three and six months ended June 30, 2017, but not incurred in 2018 due to the disposition of the Sold Properties. These decreases were partially offset by higher payroll and benefits costs and repair and maintenance expense at the Comparable Properties during the three and six months ended June 30, 2018.

Excluding the impact of the Sold Properties, our results for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 reflect our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the three months ended June 30, 2018 and 2017 were $3.1 million and $3.7 million, respectively, or 5% of total hotel revenue. Taxes, insurance, and other expenses for the six months ended June 30, 2018 and 2017 were $7.2 million and $7.4 million, respectively, or 6% of total hotel revenue. The decrease was largely due to expenses attributable to the Sold Properties that were incurred during the three and six months ended June 30, 2017, but not incurred in 2018 due to the disposition of the Sold Properties.

General and administrative expense for the three months ended June 30, 2018 and 2017 was $2.1 million and $1.7 million, respectively, or 3% and 2% of total hotel revenue, respectively. General and administrative expense for the six months ended June 30, 2018 and 2017 was $3.5 million and $3.6 million, respectively, or 3% of total hotel revenue. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses.

Depreciation expense for the three months ended June 30, 2018 and 2017 was $8.4 million and $9.3 million, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $17.2 million and $18.2 million, respectively. The decrease in 2018 compared to 2017 was largely due to $1.2 million and $1.9 million in depreciation expense attributable to the Sold Properties that was incurred during the three and months ended June 30, 2017, but not incurred in 2018 due to the disposition of the Sold Properties. This decrease was partially offset by increases in 2018 depreciation expense related to fixed assets placed in service at the Comparable Properties since June 30, 2017.

During the second quarter of 2018, the Company obtained a broker’s opinion of value for the Residence Inn – Pittsburgh, Pennsylvania property and the Hilton Garden Inn – McAllen, Texas property. As a result, a test for impairment of the properties was performed with fair value determined based on the estimated sales proceeds for the properties. The Company estimated the sales proceeds based on the broker’s opinion of value. The test resulted in a non-cash impairment of investment in real estate of $13.6 million and $4.7 million, respectively, for the Residence Inn – Pittsburgh, Pennsylvania property and the Hilton Garden Inn – McAllen, Texas property for the three and six months ended June 30, 2018. During the three months ended June 30, 2017, a non-cash impairment of investment in real estate of $2.6 million and $0.4 million, respectively, was recorded for the Courtyard – Valdosta, Georgia property and the Fairfield Inn – Pensacola, Florida property. We tested the properties for impairment and subsequently recorded the impairment charges as a result of changes in the expected useful lives for these investments in real estate due to our execution of letters of intent to sell the properties during 2017.

Gain on sale of hotel properties for the six months ended June 30, 2018 and 2017 was $0 and $3.6 million, respectively. We sold two hotels during the first quarter of 2018 for which a $10.9 million impairment associated with classifying these hotel properties as held for sale (see Note 5) was recorded during the year ended December 31, 2017. We sold six hotels during the first quarter of 2017 that resulted in a $3.6 million gain on sale of hotel properties.

Interest expense, net, for the three months ended June 30, 2018 and 2017 was $8.8 million and $7.2 million, respectively. Interest expense, net, for the six months ended June 30, 2018 and 2017 was $18.2 million and $14.1 million, respectively. The increase was primarily due to the amortization of deferred financing costs related to the new loan obtained in July 2017, as the deferred financing costs related to the previous loan were fully amortized in December 2016. In addition, there was an increase in LIBOR in the first six months of 2018 compared to the prior year comparable period, which resulted in an increase in interest expense, partially offset by savings from a lower debt balance due to the sale of the Sold Properties.

Income tax (benefit) expense for the three months ended June 30, 2018 and 2017 was ($2.2) million and $1.3 million, respectively. Income tax (benefit) expense for the six months ended June 30, 2018 and 2017 was ($2.8) million and $1.3 million, respectively. The decrease in income tax expense for the three and six months ended June 30, 2018 as compared to the 2017 comparable period was primarily due to the decline in operational income resulting from the sale of the Sold Properties and the $13.6 million impairment on investment in real estate for the Residence Inn - Pittsburgh during the three and six months ended June 30, 2018. Our effective tax rate was lower period over period due to the U.S. enactment of the Tax Cuts and Jobs Act which significantly reduced the federal income tax rate.

Non-GAAP Financial Measures

The two key non-GAAP financial measures that we use to evaluate our performance are EBITDA and Adjusted EBITDA.

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

The following table is a reconciliation of GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(8,552)	$6,905	$(8,206)	$16,115
Depreciation and amortization	8,416	9,250	17,165	18,173
Interest expense, net	8,821	7,198	18,245	14,121
Income tax (benefit) expense	(2,150)	1,305	(2,848)	1,267

EBITDA	$6,535	$24,658	$24,356	$49,676
Impairment of investment in real estate	18,307	2,988	18,307	2,988
Gain on sale of hotel properties	—	—	—	(3,628)
Loss (gain) on derivatives	58	—	(2)	—

Adjusted EBITDA	$24,900	$27,646	$42,661	$49,036

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

Net cash flows provided by operating activities for the six months ended June 30, 2018 decreased by $6.3 million compared to the six months ended June 30, 2017, primarily due to the impact of ten fewer hotels for the full six-month period in 2018 compared to 2017, due to the sale of the Sold Properties. Net cash flows provided by investing activities for the six months ended June 30, 2018 increased by $18.7 million compared to the six months ended June 30, 2017, due primarily to the increase of $15.9 million in proceeds from the sale of hotel properties in 2018 compared to 2017, partially offset by $2.8 million less in capital improvements. Net cash used in financing activities for the six months ended June 30, 2018 increased by $16.4 million compared to the six months ended June 30, 2017 due to a $32.6 million increase in debt repaid, which resulted primarily from an increase in debt repaid for the Sold Properties in 2018 compared to 2017. This increase was partially offset by $14.3 million less in dividends paid to our common stockholder.

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

As of June 30, 2018 we had $739.4 million in mortgages payable, comprised of $723.5 million under the Loan, and $15.9 million secured by the Fort Worth, Texas Residence Inn property. In connection with the sales of the Residence Inn – Huntsville, Alabama and Marriott – Redmond, Washington, we repaid $76.5 million of the Loan.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, in accordance with the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $14.7 million in capital improvements in the first six months of this year, and expect to spend an additional $11.9 million on capital improvements during the remainder of this year.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our stockholders. We intend to adhere to these distribution and other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2017, dividends on our common stock were paid in February, May, July, August and November. On February 9, 2018, we paid a dividend on our common stock of $40,000 per share. On May 11, 2018, we paid a dividend on our common stock of $60,000 per share. Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

In 2017, dividends on the Series A Preferred Stock were paid in January, April, July, and October. On January 16, 2018, we paid a dividend on our Series A Preferred Stock of $0.0333 per share to stockholders of record on January 1, 2018. On March 26, 2018, our Board of Directors declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 16, 2018 to stockholders of record on April 1, 2017. On May 14, 2018, the applicable rate of the dividend increased from 7% to 11%. Accordingly, the dividend increased from $0.0333 per share to $0.0459 per share. On June 29, 2018, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0459 per share, which was paid on July 16, 2018 to stockholders of record on July 1, 2018. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, as the successor to Apple Six, is subject to claims for alleged acts of Apple Six that occurred prior to the Merger. On February 24, 2017, a putative class action, captioned Wilchfort v. Knight, et al., Civil Action No. 17-cv-01046 (E.D.N.Y.), was filed in the United States District Court for the Eastern District of New York against BRE Select Hotels Corp, as successor-in-interest to Apple REIT Six, Inc., Apple Hospitality REIT, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. (together with Apple REIT Six, Inc. and Apple REIT Seven, Inc., the “Apple REITs”), certain of the Apple REITs’ directors, officers and advisors, and Apple Fund Management, LLC. Plaintiff seeks to represent a class of all persons and entities who elected to participate in Apple REITs’ Dividend Reinvestment Plans (“DRIPs”) between July 17, 2007 and the later of the termination and/or suspension of the respective DRIPs or February 12, 2014. The complaint alleges, among other things, that the prices at which plaintiff and the purported class members purchased additional shares through the DRIPs were artificially inflated and not indicative of the true value of units in the Apple REITs. Plaintiff asserts claims for breach of contract, tortious interference with contract and tortious interference with business expectancy and breach of implied duty of good faith and fair dealing and seeks, among other things, damages and other costs and expenses. On March 30, 2018, the court granted in part and denied in part the Company’s motion to dismiss and, on April 13, 2018, plaintiffs filed an amended complaint, captioned Wilchfort et al. v. BRE Select Hotels Corp., Civil Action No. 17-cv-1046 (E.D.N.Y.). On May 31, 2018, plaintiff filed a Second Amended Class Action Complaint, captioned Battaglia v. BRE Select Hotels Corp., Civil Action No. 17-cv-01046 (E.D.N.Y.), which, among other things, narrowed the putative class period to February 24, 2011 through November 29, 2012. On June 4, 2018, plaintiff filed a motion for class certification. On June 27, 2018, the Company filed an Answer to the Second Amended Class Action Complaint. The Company believes that any claims against it are without merit, and it intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of this proceeding or provide a reasonable estimate of the possible loss or range of loss due to this proceeding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Documents

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: August 14, 2018	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President
and Managing Director
(Principal Financial Officer and Principal Accounting Officer)