Form 10-Q
period 2018-09-30
BRE Select Hotels Corp
filed 2018-11-14
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at November 14, 2018

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
Investment in real estate, net of accumulated depreciation of $127,958 and $116,180, respectively	$718,541	$758,259
Hotels held for sale	9,368	65,534
Cash and cash equivalents	23,303	22,491
Restricted cash	13,487	9,111
Due from third-party managers, net	8,347	4,284
Insurance receivable	1,792	—
Prepaid expenses and other assets	2,263	3,383
Goodwill	98,682	108,466
Deferred tax assets	6,616	2,984

TOTAL ASSETS	$882,399	$974,512

LIABILITIES
Accounts payable and accrued expenses	$11,428	$9,233
Due to third-party managers, net, and other liabilities	368	638
Mortgages payable	727,818	738,148
Mortgages payable related to assets of hotels held for sale	7,711	69,905

TOTAL LIABILITIES	747,325	817,924
Commitments and contingencies (Note 8)
7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 43,821,901 shares issued and outstanding at September 30, 2018 and December 31, 2017	82,854	83,040
STOCKHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	52,220	73,548

TOTAL STOCKHOLDER’S EQUITY	52,220	73,548

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$882,399	$974,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
Room revenue	$64,689	$68,206	$179,050	$190,590
Other revenue	2,891	3,541	9,105	12,400

Total revenue	67,580	71,747	188,155	202,990
EXPENSES
Operating expense	14,898	15,871	42,843	45,861
Hotel administrative expense	5,515	5,894	16,241	17,575
Sales and marketing	5,369	5,577	15,444	16,232
Utilities	2,118	2,396	5,756	6,492
Repair and maintenance	2,567	2,348	7,989	7,066
Franchise fees	3,335	3,344	9,080	9,336
Management fees	2,052	2,197	5,760	6,268
Taxes, insurance and other	3,266	3,644	10,420	11,091
General and administrative	3,630	3,348	7,131	6,905
Depreciation expense	8,268	8,693	25,433	26,866

Total expenses	51,018	53,312	146,097	153,692

Impairment of investment in real estate	(2,458)	—	(20,765)	(2,988)
Gain on sale of hotel properties	520	—	520	3,628
Interest expense, net	(9,175)	(9,022)	(27,420)	(23,143)
Loss on derivatives	(2)	(148)	—	(148)

Income (loss) before income tax (expense) benefit	5,447	9,265	(5,607)	26,647
Income tax (expense) benefit	(994)	(4,023)	1,854	(5,290)

Net income (loss)	4,453	5,242	(3,753)	21,357
Series A Preferred Stock dividends declared	(2,292)	(1,693)	(5,762)	(6,514)

Net income (loss) available for common stockholder	$2,161	$3,549	$(9,515)	$14,843

Basic and diluted net income (loss) per common share
Basic and diluted net income (loss) per common share available to common stockholder	$21,610	$35,490	$(95,150)	$148,430

Dividends declared per common share	$20,000	$164,388	$120,000	$406,888
Weighted average common shares outstanding - basic and diluted	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(3,753)	$21,357
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	25,433	26,866
Impairment of investment in real estate	20,765	2,988
Gain on sale of hotel properties	(520)	(3,628)
Fair value adjustment of interest rate cap	—	148
Amortization of deferred financing costs	4,340	1,291
Expense of financing fees for mortgage loan	—	1,845
Deferred income taxes	(3,632)	1,283
Changes in operating assets and liabilities:
Increase in due to/from third-party managers, net, and other liabilities	(4,333)	(4,198)
Decrease in prepaid expenses and other assets	1,120	264
Increase in accounts payable and accrued expenses	2,213	2,056

Net cash provided by operating activities	41,633	50,272
Cash flows from investing activities:
Capital improvements	(19,554)	(22,665)
Proceeds from sale of hotel properties	75,860	64,833
Property insurance proceeds	1,041	727

Net cash provided by investing activities	57,347	42,895
Cash flows from financing activities:
Proceeds from mortgage debt	—	800,000
Payments of mortgage debt	(76,863)	(776,870)
Payments for financing fees	—	(12,593)
Payment for interest rate cap	—	(156)
Redemption of Series A Preferred Stock	—	(54,265)
Dividends paid to Series A Preferred stockholders	(4,929)	(7,466)
Dividends paid to common stockholder	(12,000)	(40,689)

Net cash used in financing activities	(93,792)	(92,039)

Net increase in cash and cash equivalents and restricted cash	5,188	1,128
Cash and cash equivalents and restricted cash, beginning of period	31,602	31,166

Cash and cash equivalents and restricted cash, end of period	$36,790	$32,294

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$23,157	$22,203
Taxes paid	$136	$1,857
Accrued capital improvements	$1,802	$2,315
Accrued 7% Series A Preferred Stock dividends	$2,292	$1,459
Insurance receivable for loss due to property damage	$1,792	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated)

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that qualifies as a real estate investment trust, or REIT, for federal income tax purposes commencing in the year ended December 31, 2012. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of September 30, 2018, the Company owned 50 hotels located in 17 states with an aggregate of 5,963 rooms.

2. Summary of Significant Accounting Policies

Principles of Consolidation – The unaudited condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these condensed consolidated financial statements. Operating results for the interim periods herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications had no impact on net income (loss).

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

	September 30,	December 31,	September 30,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$23,303	$22,491	$24,235	$25,170
Restricted cash	13,487	9,111	8,059	5,996

Total cash and cash equivalents and restricted cash	$36,790	$31,602	$32,294	$31,166

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

During the second quarter of 2018, the Company identified an indicator of impairment for the Residence Inn – Pittsburgh, Pennsylvania property and the Hilton Garden Inn – McAllen, Texas property. As a result, a test for impairment of the properties was performed with fair value determined based on the estimated sales proceeds for the properties. The test resulted in a non-cash impairment of investment in real estate of $13.6 million and $4.7 million, respectively, for the Residence Inn – Pittsburgh, Pennsylvania property and the Hilton Garden Inn – McAllen, Texas property during the three and six months ended June 30, 2018. In September 2018, the Company committed to sell the Residence Inn – Pittsburgh, Pennsylvania property and it was classified as held for sale as of September 30, 2018, resulting in an additional $0.7 million impairment charge during the three months ended September 30, 2018, as a result of measuring the property at the lower of carrying value or fair value, less costs to sell. In October 2018, the Company sold the Residence Inn - Pittsburgh, Pennsylvania property and received proceeds of $9.4 million from the sale of the hotel, which is net of $0.4 million in selling costs.

During the third quarter of 2018, the Company identified an indicator of impairment for the Homewood Suites – Laredo, Texas property and the Residence Inn – Laredo, Texas property. As a result, a test of impairment for each property was performed with fair value determined based on the estimated sales proceeds for the property. The test resulted in a non-cash impairment of investment in real estate of $1.4 million and $0.4 million, respectively, for the Homewood Suites – Laredo, Texas property and the Residence Inn – Laredo, Texas property during the three and nine months ended September 30, 2018.

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

The following table details the carrying amount of the Company’s goodwill at September 30, 2018 and December 31, 2017. The goodwill allocated to the sale of hotel properties represents the goodwill amounts allocated at the Acquisition Date to the Residence Inn – Huntsville, Alabama and Marriott – Redmond, Washington hotel properties which were previously classified as held for sale as of December 31, 2017 (see Note 5) and sold during the nine months ended September 30, 2018, and was included within the determination of gain on sale of hotel properties presented in the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows.

Balance as of December 31, 2017	$108,466
Allocated to sale of hotel properties	(9,784)

Balance as of September 30, 2018	$98,682

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU 2014-09 effective January 1, 2018, electing to utilize the modified retrospective transition method. The Company evaluated all of its revenue streams under the new model and determined that the standard did not materially impact the amount and timing of revenue recognition in the Company’s condensed consolidated financial statements.

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

Food and beverage revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or banquet services. The Company’s contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the banquet facilities and related dining amenities are provided to the customer. The Company believes there are no significant judgments made in the recognition of food and beverage revenue. The Company recognized $1.7 million and $2.3 million of food and beverage revenue during the three months ended September 30, 2018 and 2017, respectively. The Company recognized $5.7 million and $7.8 million of food and beverage revenue during the nine months ended September 30, 2018 and 2017, respectively. Food and beverage revenue is included in other revenue in the Company’s condensed consolidated statements of operations.

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

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases, which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. In July 2018, the FASB issued ASU 2018-11 which approved an amendment to ASU 2016-02 that allows a practical expedient for lessors from separating lease and non-lease components. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition. The new lease standard will have a significant impact on lessee accounting. As such, the Company will be required to recognize a right of use asset on the Company’s condensed consolidated balance sheet along with a lease liability equal to the present value of the remaining minimum lease payments for the Company’s ground leases. The Company is currently evaluating any further potential impact of this pronouncement on the Company’s condensed consolidated financial statements from a lessee standpoint.

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

3. Investment in Real Estate, net

Investment in real estate, net, as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Land and site improvements	$113,220	$117,418
Building and building improvements	670,361	693,132
Furniture, fixtures and equipment	60,417	57,422
Construction in progress	2,501	6,467

	846,499	874,439
Less: Accumulated depreciation	(127,958)	(116,180)

Investment in real estate, net	$718,541	$758,259

4. Sale of Hotel Properties

During the nine months ended September 30, 2018, the Company sold two hotels as summarized below.

Hotel	Date of Sale	Proceeds	Gain	Mortgage Payable Repaid
Residence Inn—Huntsville, Alabama	January 2018	$7,587	$—	$7,587
Marriott—Redmond, Washington	February 2018	68,273	520	68,917

Total		$75,860	$520	$76,504

The Company received proceeds of $75.9 million from the sales of these hotels, which are net of $2.5 million in selling costs. Due to the sale of these hotels, the Company made an additional principal payment of $6.6 million in order to comply with the debt yield as required under the terms of the Company’s mortgage loan agreement. During the year ended December 31, 2017, the Company recorded a $10.9 million impairment associated with classifying these hotel properties as held for sale (see Note 5). The Company recorded a gain on sale of hotel properties of $0.5 million during the three and nine months ended September 30, 2018 for the settlement of the prorations related to the sale of the Marriott–Redmond, Washington property.

During the nine months ended September 30, 2017, the Company sold eight hotels as summarized below.

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

The Company received proceeds of $64.8 million from the sales of these hotels, which are net of selling costs of $2.4 million. Due to the sale of the hotels, the Company made an additional principal payment of $2.6 million in order to comply with the debt yield as required under the terms of the Company’s previous mortgage loan agreement.

5. Hotels Held for Sale

During the third quarter of 2018, the Company committed to a plan to sell one hotel and accordingly the hotel was classified as a hotel held for sale as of September 30, 2018. Hotel held for sale presented in the September 30, 2018 condensed consolidated balance sheet consists of the investment in real estate of the hotel, which was measured at September 30, 2018 at the lower of carrying value or fair value, less costs to sell. Mortgages payable related to assets of hotels held for sale presented in the September 30, 2018 condensed consolidated balance sheet represents the principal of the mortgage payable that the Company is contractually required to repay in connection with the sale of the hotel. There were no other captions of assets or liabilities related to hotel held for sale. The following is a summary of hotels held for sale as of September 30, 2018.

Hotel	Assets of Hotels Held for Sale
Residence Inn—Pittsburgh, Pennsylvania	$9,368

The Company sold the hotel in the fourth quarter of 2018 as described in Note 2.

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

Hotel	Assets of Hotels Held for Sale
Residence Inn—Huntsville, Alabama	$6,341
Marriott—Redmond, Washington	59,193

Total	$65,534

The Company sold both hotels in the first quarter of 2018 as described in Note 4.

6. Mortgages Payable

Mortgages payable as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Mortgages payable before unamortized deferred financing costs	$731,553	$746,223
Unamortized deferred financing costs	(3,735)	(8,075)

Mortgages payable related to assets held and used	$727,818	$738,148

Mortgages payable related to assets of hotels held for sale	7,711	69,905

Total mortgages payable	$735,529	$808,053

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

The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The Company anticipates that it will exercise the extension options as it is probable that the Company will be in compliance with all of the requirements of the Loan, and thereby have the ability to extend. The Loan is not subject to any mandatory principal amortization. Any prepayment made after June 9,

2018 may be made without any prepayment penalty or fee. The Loan contains various representations and warranties, as well as certain financial, operating and other covenants. The Company believes it was in compliance with all applicable covenants as of September 30, 2018 and December 31, 2017.

In connection with entering into the Loan Agreement, on July 7, 2017, each Borrower and Operating Lessee also entered into a mortgage or deed of trust securing each Borrower’s fee or leasehold interest in the properties and Operating Lessee’s leasehold interest in the properties.

In connection with the Loan, the Company capitalized deferred financing costs of $10.8 million, which consists of amounts paid for direct and indirect costs associated with the origination of the Loan. The Company incurred an additional $1.8 million of professional fees and other costs associated with the Loan that did not meet the criteria for capitalization as deferred financing costs, and were included in general and administrative expense in the condensed consolidated statement of operations during the year ended December 31, 2017. Unamortized deferred financing costs were $3.7 million and $8.1 million as of September 30, 2018 and December 31, 2017, respectively, and are presented as a reduction of mortgages payable on the condensed consolidated balance sheets. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $15.8 million and $16.1 million as of September 30, 2018 and December 31, 2017, respectively, and is included in mortgages payable in the condensed consolidated balance sheets.

Components of interest expense for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Mortgage debt	$8,012	$7,771	$23,158	$22,110
Amortization of deferred financing costs	1,184	1,291	4,340	1,291
Capitalized interest	(21)	(40)	(78)	(258)

Total interest expense, net	$9,175	$9,022	$27,420	$23,143

Future scheduled principal payments of debt obligations as of September 30, 2018 are as follows:

2018 (remaining months)	$7,835
2019	716,298
2020	533
2021	562
2022	14,036
Thereafter	—

Total	$739,264

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

	September 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets measured at fair value on a recurring basis:
Interest rate caps	$—	$—	$—	$—
Financial liabilities not measured at fair value:
Mortgages payable and mortgages payable related to assets of hotels held for sale	$739,264	$738,592	$816,128	$815,677

Interest rate caps – In July 2017, the Company acquired one interest rate cap agreement, as required by the terms of its Loan, considered to be a derivative financial instrument. The agreement caps the interest rate on the Loan. The Company did not designate the derivative as a hedge for accounting purposes, and accordingly, accounts for the interest rate cap at fair value in the accompanying condensed consolidated balance sheets in prepaid expenses and other assets with adjustments to fair value recorded in loss on derivatives in the condensed consolidated statements of operations. The interest rate cap was acquired at a cost of $0.2 million. Previously, upon exercise of the first one-year extension of the 2014 Loan, the Company acquired an interest rate cap agreement at a cost of $0.1 million, which was terminated in July 2017 upon execution of the Loan. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principles and reasonable estimates where applicable from a third-party source. This is considered a Level 2 valuation technique. Fair value changes on the interest rate cap are classified as a component of cash flows from operations on the condensed consolidated statement of cash flows.

Mortgages payable and mortgages payable related to assets of hotels held for sale – For the fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The estimated fair value of the mortgages payable and mortgages payable related to assets of hotels held for sale in the table above includes the estimated fair value of the mortgage loan secured by the Company’s Fort Worth, Texas Residence Inn property, and the Company’s carrying value of the Loan at September 30, 2018 and December 31, 2017, including carrying amounts related to assets of hotels held for sale, if applicable. The fair value of the Loan at September 30, 2018 and December 31, 2017 cannot be reasonably estimated because it is not readily determinable without undue cost.

Impairment of investment in real estate – The impairment determinations during the nine months ended September 30, 2018 and 2017 described in Note 2 were based on Level 2 fair value measurements.

8. Commitments and Contingencies

Insurance – The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where the Company believes such coverage is warranted or required under the terms of the Loan. On or around June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive rainfall and flooding following a catastrophic storm in the area during late May 2015. Remediation work was started immediately, and the hotel fully reopened in April 2017. The Company collected $0 and approximately $0.1 million of the insurance receivable during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. The Company believes that it is owed in excess of $13.0 million, exclusive of interest, for its outstanding insurance claims related to the 2015 flooding. In addition, the Company believes that it is owed statutory interest and has asserted claims for treble damages under Texas law. The Company also seeks recovery of its legal fees. After a series of unsuccessful attempts to negotiate with its insurance providers, the Company filed a lawsuit in August 2017 in order to collect the remaining amounts due from the Company’s insurance providers. Accordingly, since the matter is now subject to litigation and the collectability of the insurance receivable is no longer deemed probable and reasonably assured, during the fourth quarter of 2017, the Company recorded an allowance of $5.0 million against the previously recorded $5.0 million insurance receivable and a corresponding loss on disposals of investment in real estate of $5.0 million for the year ended December 31, 2017.

In September 2018, the Company evacuated and temporarily closed the Courtyard in Myrtle Beach, South Carolina due to damage incurred from Hurricane Florence. Remediation work was started immediately and the hotel is expected to reopen in December 2018. The insurance carriers were notified in September 2018 of the pending property insurance claim. For the three months ended September 30, 2018, the Company recorded total remediation costs and estimated loss due to property damage of $1.8 million. The Company has recorded an insurance receivable of $1.8 million for this insurance claim as of September 30, 2018.

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

Franchise Agreements – As of September 30, 2018, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas and the Marriott in Redmond, Washington, which was sold in February 2018, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements – As of September 30, 2018, each of the Company’s 50 hotels were operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% and 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. The agreements have remaining terms generally ranging from less than one year to 16 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, may enter into management agreements to manage retail premises ancillary to its hotels.

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

Ground Leases – As of September 30, 2018, two of the Company’s hotel properties had ground leases with remaining terms of two years, which may be extended at the Company’s election. Ground lease expense was de minimis for each of the three and nine months ended September 30, 2018 and 2017, and is included in taxes, insurance and other in the condensed consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to September 30, 2018 and thereafter are as follows:

2018 (remaining months)	$27
2019	107
2020	45
2021	—
2022	—
Thereafter	—

Total	$179

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

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million from the date of the Merger described in Note 1. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of September 30, 2018, the initial liquidation preference has not been adjusted.

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

As of September 30, 2018 and December 31, 2017, BRE Holdings owned approximately 0.9 million shares of the Series A Preferred Stock.

On March 26, 2018, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 16, 2018 to stockholders of record on April 1, 2018. On June 29, 2018, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0459 per share, which was paid on July 16, 2018 to stockholders of record on July 1, 2018. On October 12, 2018, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0523 per share, which was paid on October 17, 2018, to stockholders of record on October 1, 2018. The Company accrued dividends of $2.3 million and $1.5 million at September 30, 2018 and December 31, 2017, respectively, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

10. Stockholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At September 30, 2018 and December 31, 2017, there were 100 shares of common stock issued and outstanding.

On February 8, 2018, the Board of Directors of the Company declared a dividend on its common stock of $40,000 per share, which was paid on February 9, 2018. On May 11, 2018, the Board of Directors of the Company declared a dividend on its common stock of $60,000 per share, which was paid on May 11, 2018. On August 17, 2018, the Board of Directors of the Company declared a dividend on its common stock of $20,000 per share, which was paid on August 17, 2018.

11. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. The deferred tax valuation allowance was $4.0 million and $4.3 million as of September 30, 2018 and December 31, 2017, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded $1.0 million and $4.0 million of income tax expense, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded $1.9 million and ($5.3) million of income tax benefit (expense), respectively. The income tax (expense) benefit for the three and nine months ended September 30, 2018 and 2017 is comprised of federal and state income taxes.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. As of the end of May 2018, the Sponsor no longer has an equity investment in Hilton, however, an executive of the Sponsor is the Chairman of the Board of Directors of Hilton. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company, common stockholder, or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $5.4 million and $5.0 million of franchise fees, marketing fees and other expenses during the three months ended September 30, 2018 and 2017, respectively, under agreements with Hilton or its subsidiaries. The Company incurred $14.4 million and $13.8 million of franchise fees, marketing fees and other expenses during the nine months ended September 30, 2018 and 2017, respectively, under agreements with Hilton or its subsidiaries. No amounts were payable to Hilton as of September 30, 2018 or December 31, 2017.

A management company provides services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $0.1 million and $0.5 million to this management company during the three months ended September 30, 2018 and 2017, respectively. The Company paid $2.0 million and $1.7 million to this management company during the nine months ended September 30, 2018 and 2017, respectively. In addition, the Company owed this management company $0.4 million and $0 at September 30, 2018 and December 31, 2017, respectively, which is included in accounts payable and accrued expenses in the consolidated balance sheets.

13. Subsequent Events

On October 10, 2018, Hurricane Michael struck the Florida Panhandle as a category 4 hurricane which resulted in widespread damage, flooding, and power outages. We evacuated and have temporarily closed the Courtyard Panama City and three additional hotels were also impacted by the hurricane, but were able to remain open. Remediation work was started immediately and the insurance carriers were notified in October 2018 of the pending property insurance claims, which are in the process of being evaluated.

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

Overview

We are a REIT focused on the ownership of upscale, extended-stay and select-service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott and TownePlace Suites by Marriott. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors. As of September 30, 2018, our portfolio consisted of 50 hotels, containing a total of 5,963 rooms diversified among markets in 17 states.

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

We actively monitor the profitability of our properties and aim to maximize stockholder value by evaluating opportunities to dispose of properties. As such, the composition and size of our hotel portfolio may change materially over time.

Our hotel portfolio experienced a decline in room revenue for the three and nine months ended September 30, 2018 compared to the prior year periods primarily due to the sale of two properties during the nine months ended September 30, 2018 and the sale of eight properties during the year ended December 31, 2017. Excluding the properties sold, ADR increased from $144.05 for the three months ended September 30, 2017 to $146.18 for the three months ended September 30, 2018. Occupancy decreased by 0.2% compared to the 2017 comparable period. Net income decreased for the three and nine months ended September 30, 2018 compared to the 2017 comparable period due to the sale of 10 properties since January 1, 2017. In addition, net income during the nine months ended September 30, 2018 decreased due to the $20.8 million impairment of investment in real estate during the nine months ended September 30, 2018 and the $3.6 million gain on sale of hotel properties during the nine months ended September 30, 2017. Although our hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, the performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

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

Recent Events

In January 2018, we sold the Residence Inn – Huntsville, Alabama. In February 2018, we sold the Marriott – Redmond, Washington. The 10 hotels sold in 2017 and the first nine months of 2018 are collectively referred to as the “Sold Properties.”

The Company carries comprehensive insurance, including general liability, property, rental loss and umbrella liability coverage on all of its hotels. In addition, the Company carries flood coverage on certain hotels when available on commercially reasonable terms for hotels where the Company believes such coverage is warranted or required under the terms of the Loan. On or around June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive rainfall and flooding following a catastrophic storm in the area during late May 2015. Remediation work was started immediately, and the hotel fully reopened in April 2017. The Company collected $0 and approximately $0.1 million of the insurance receivable during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. The Company believes that it is owed in excess of $13.0 million, exclusive of interest, for its outstanding insurance claims related to the 2015 flooding. In addition, the Company believes that it is owed statutory interest and has asserted claims for treble damages under Texas law. The Company also seeks recovery of its legal fees. After a series of unsuccessful attempts to negotiate with its insurance providers, the Company filed a lawsuit in August 2017 in order to collect the remaining amounts due from the Company’s insurance providers. Accordingly, since the matter is now subject to litigation and the collectability of the insurance receivable is no longer deemed probable and reasonably assured, during the fourth quarter of 2017, the Company recorded an allowance of $5.0 million against the previously recorded $5.0 million insurance receivable and a corresponding loss on disposals of investment in real estate of $5.0 million for the year ended December 31, 2017.

In September 2018, the Company evacuated and temporarily closed the Courtyard in Myrtle Beach, South Carolina due to damage incurred from Hurricane Florence. Remediation work was started immediately and the hotel is expected to reopen in December 2018. The insurance carriers were notified in September 2018 of the pending property insurance claim. For the three months ended September 30, 2018, the Company recorded total remediation costs and estimated loss due to property damage of $1.8 million. The Company has recorded an insurance receivable of $1.8 million for this insurance claim as of September 30, 2018.

On October 10, 2018, Hurricane Michael struck the Florida Panhandle as a category 4 hurricane which resulted in widespread damage, flooding, and power outages. We evacuated and have temporarily closed the Courtyard Panama City and three additional hotels were also impacted by the hurricane, but were able to remain open. Remediation work was started immediately and the insurance carriers were notified in October 2018 of the pending property insurance claims, which are in the process of being evaluated.

Our Hotel Portfolio

As of September 30, 2018, we owned 50 hotels with an aggregate of 5,963 rooms located in 17 states. The following tables summarize the hotels and rooms by brand and by state:

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

Key Indicators of Operating Performance

We use a variety of operating information and metrics to evaluate the operating performance of our hotels. These key indicators include financial information that is prepared in accordance with GAAP, along with other non-GAAP financial measures. In addition, we use industry standard statistical information and comparative data, some of which may not be financial in nature. In evaluating financial condition and operating performance, the most important indicators that we focus on are:

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017:

	Three Months		Three Months
	Ended	Percent of	Ended	Percent of
	September 30, 2018	Revenue	September 30, 2017	Revenue
Total hotel revenue	$67,580	100%	$71,747	100%
Hotel operating expenses	35,854	53%	37,627	52%
Taxes, insurance and other expense	3,266	5%	3,644	5%
General and administrative expense	3,630	5%	3,348	5%
Depreciation	8,268		8,693
Impairment of investment in real estate	2,458		—
Gain on sale of hotel properties	(520)		—
Interest expense, net	9,175		9,022
Loss on derivatives	2		148
Income tax expense	994		4,023

	Nine Months		Nine Months
	Ended	Percent of	Ended	Percent of
	September 30, 2018	Revenue	September 30, 2017	Revenue
Total hotel revenue	$188,155	100%	$202,990	100%
Hotel operating expenses	103,113	55%	108,830	54%
Taxes, insurance and other expense	10,420	6%	11,091	5%
General and administrative expense	7,131	4%	6,905	3%
Depreciation	25,433		26,866
Impairment of investment in real estate	20,765		2,988
Gain on sale of hotel properties	(520)		(3,628)
Interest expense, net	27,420		23,143
Loss on derivatives	—		148
Income tax (benefit) expense	(1,854)		5,290

Comparable Operating Metrics

The follow table reflects key operating metrics for our 50 hotels owned as of September 30, 2018 (“Comparable Properties”). We define Comparable Properties as the results generated by the 50 hotels owned as of the end of the reporting period.

	For the three months ended September 30,		For the nine months ended September 30,
Statistical Data	2018	2017	2018	2017
Occupancy	80.7%	80.9%	77.7%	77.8%
ADR	$146.18	$144.05	$139.87	$138.29
RevPAR	$117.92	$116.49	$108.66	$107.54
RevPAR Index	115	114	116	117

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended September 30, 2018 and 2017, we had total hotel revenue of $67.6 million and $71.7 million, respectively. For the nine months ended September 30, 2018 and 2017, we had total hotel revenue of $188.2 million and $203.0 million, respectively. The decline in hotel revenue was largely due to $5.0 million and $15.6 million in revenue attributable to the Sold Properties in the three and nine months ended September 30, 2017, respectively, but not earned in 2018 due to the disposition of the Sold Properties. In addition, there was a $1.4 million decrease during the nine months ended September 30, 2018 due to proceeds received during the nine months ended September 30, 2017 from the Deepwater Horizon Economic and Property Damages Settlement Program related to damages suffered by four properties prior to the Merger. The decreases were partially offset by an increase in revenues at the Comparable Properties during the three and nine months ended September 30, 2018.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended September 30, 2018 and 2017, hotel operating expenses totaled $35.9 million and $37.6 million, respectively, representing 53% and 52% of total hotel revenue, respectively. For the nine months ended September 30, 2018 and 2017, hotel operating expenses totaled $103.1 million and $108.8 million, respectively, representing 55% and 54% of total hotel revenue, respectively. The decline in hotel operating expenses was largely due to $3.0 million and $9.1 million in expenses attributable to the Sold Properties that were incurred during the three and nine months ended September 30, 2017, but not incurred in 2018 due to the disposition of the Sold Properties. These decreases were partially offset by higher payroll and benefits costs and repair and maintenance expense at the Comparable Properties during the three and nine months ended September 30, 2018.

Excluding the impact of the Sold Properties, our results for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 reflect our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the three months ended September 30, 2018 and 2017 were $3.3 million and $3.6 million, respectively, or 5% of total hotel revenue. Taxes, insurance, and other expenses for the nine months ended September 30, 2018 and 2017 were $10.4 million and $11.1 million, respectively, or 6% and 5% of total hotel revenue, respectively. The decrease was largely due to expenses attributable to the Sold Properties that were incurred during the three and nine months ended September 30, 2017, but not incurred in 2018 due to the disposition of the Sold Properties.

General and administrative expense for the three months ended September 30, 2018 and 2017 was $3.6 million and $3.3 million, respectively, or 5% of total hotel revenue. General and administrative expense for the nine months ended September 30, 2018 and 2017 was $7.1 million and $6.9 million, respectively, or 4% and 3% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses. The increase in 2018 compared to 2017 was primarily due to an increase in professional fees during the three and nine months ended September 30, 2018 related to the litigation for outstanding insurance claims at the Homewood Suites – Fort Worth property. This increase was partially offset by a decrease due to the $1.8 million of professional fees and other costs incurred during the three and nine months ended September 30, 2017 associated with the $800 million loan we obtained in July 2017.

Depreciation expense for the three months ended September 30, 2018 and 2017 was $8.3 million and $8.7 million, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $25.4 million and $26.9 million, respectively. The decrease in 2018 compared to 2017 was largely due to $0.7 million and $2.5 million in depreciation expense attributable to the Sold Properties that was incurred during the three and nine months ended September 30, 2017, respectively, but not incurred in 2018 due to the disposition of the Sold Properties. This decrease was partially offset by increases in 2018 depreciation expense related to fixed assets placed in service at the Comparable Properties since September 30, 2017.

During the second quarter of 2018, the Company identified an indicator of impairment for the Residence Inn – Pittsburgh, Pennsylvania property and the Hilton Garden Inn – McAllen, Texas property. As a result, a test for impairment of the properties was performed with fair value determined based on the estimated sales proceeds for the properties. The test resulted in a non-cash impairment of investment in real estate of $13.6 million and $4.7 million, respectively, for the Residence Inn – Pittsburgh, Pennsylvania property and the Hilton Garden Inn – McAllen, Texas property during the three months and six months ended June 30, 2018. In September 2018, the Company committed to sell the Residence Inn – Pittsburgh, Pennsylvania property and it was classified as held for sale as of September 30, 2018, resulting in an additional $0.7 million impairment charge during the three months ended September 30, 2018, as a result of measuring the property at the lower of carrying value or fair value, less costs to sell. In October 2018, the Company sold the Residence Inn – Pittsburgh, Pennsylvania property and received proceeds of $9.4 million from the sale of the hotel, which was net of $0.4 million in selling costs.

During the third quarter of 2018, the Company identified an indicator of impairment for the Homewood Suites – Laredo, Texas property and the Residence Inn – Laredo, Texas property. As a result, a test of impairment for each property was performed with fair value determined based on the estimated sales proceeds for the property. The test resulted in a non-cash impairment of investment in real estate of $1.4 million and $0.4 million, respectively, for the Homewood Suites – Laredo, Texas property and the Residence Inn – Laredo, Texas property during the three and nine months ended September 30, 2018.

Gain on sale of hotel properties for the nine months ended September 30, 2018 and 2017 was $0.5 million and $3.6 million, respectively. We sold two hotels during the first quarter of 2018 for which a $10.9 million impairment associated with classifying these hotel properties as held for sale (see Note 5) was recorded during the year ended December 31, 2017. We sold eight hotels in the nine months ended September 30, 2017 that resulted in a $3.6 million gain on sale of hotel properties.

Interest expense, net, for the three months ended September 30, 2018 and 2017 was $9.2 million and $9.0 million, respectively.

Interest expense, net, for the nine months ended September 30, 2018 and 2017 was $27.4 million and $23.1 million, respectively. The increase was primarily due to the amortization of deferred financing costs related to the new loan obtained in July 2017, as the deferred financing costs related to the previous loan were fully amortized in December 2016. In addition, there was an increase in LIBOR in the first nine months of 2018 compared to the prior year comparable period, which resulted in an increase in interest expense, partially offset by savings from a lower debt balance due to the sale of the Sold Properties.

Income tax expense for the three months ended September 30, 2018 and 2017 was $1.0 million and $4.0 million, respectively. Income tax (benefit) expense for the nine months ended September 30, 2018 and 2017 was ($1.9) million and $5.3 million, respectively. The decrease in income tax expense for the three and nine months ended September 30, 2018 as compared to the 2017 comparable period was primarily due to the decline in operational income resulting from the sale of the Sold Properties and the $0.7 million and $14.3 million impairment on investment in real estate for the Residence Inn – Pittsburgh, Pennsylvania property during the three and nine months ended September 30, 2018 as well as the $1.8 million impairment on investment in real estate for the Homewood Suites – Laredo, Texas and Residence Inn – Laredo, Texas properties during the three months ended September 30, 2018. Our effective tax rate was lower period over period due to the U.S. enactment of the Tax Cuts and Jobs Act which significantly reduced the federal income tax rate.

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

The following table is a reconciliation of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$4,453	$5,242	$(3,753)	$21,357
Depreciation and amortization	8,268	8,693	25,433	26,866
Interest expense, net	9,175	9,022	27,420	23,143
Income tax (benefit) expense	994	4,023	(1,854)	5,290

EBITDA	22,890	26,980	47,246	76,656
Impairment of investment in real estate	2,458	—	20,765	2,988
Gain on sale of hotel properties	(520)	—	(520)	(3,628)
Loss on derivatives	2	148	—	148

Adjusted EBITDA	$24,830	$27,128	$67,491	$76,164

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

Net cash flows provided by operating activities for the nine months ended September 30, 2018 decreased by $8.6 million compared to the nine months ended September 30, 2017, primarily due to the impact of ten fewer hotels for the full nine-month period in 2018 compared to 2017, due to the sale of the Sold Properties. Net cash flows provided by investing activities for the nine months ended September 30, 2018 increased by $14.5 million compared to the nine months ended September 30, 2017, due primarily to the increase of $11.0 million in proceeds from the sale of hotel properties in 2018 compared to 2017, partially offset by $3.1 million less in capital improvements. Net cash used in financing activities for the nine months ended September 30, 2018 increased by $1.8 million compared to the nine months ended September 30, 2017 due to $76.9 million in debt repayments for the Sold Properties in 2018 as compared to the net impact of the $800.0 million proceeds received from our July 7, 2017 mortgage loan borrowing, payoff of our previous mortgage loan of $776.9 million, payments for loan financing fees of $12.6 million, and Series A preferred stock redemption of $54.3 million during the nine months ended September 30, 2017. This increase was partially offset by $28.7 million less in dividends paid to our common stockholder and $2.5 million less in dividends paid to our Series A Preferred stockholders during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

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

As of September 30, 2018, we had $739.3 million in mortgages payable, comprised of $723.5 million under the Loan, and $15.8 million secured by the Fort Worth, Texas Residence Inn property. In connection with the sales of the Residence Inn – Huntsville, Alabama and Marriott – Redmond, Washington, we repaid $76.5 million of the Loan.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, in accordance with the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $19.6 million in capital improvements in the first nine months of this year, and expect to spend an additional $10.4 million on capital improvements during the remainder of this year.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our stockholders. We intend to adhere to these distribution and other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2017, dividends on our common stock were paid in February, May, July, August and November. On February 9, 2018, we paid a dividend on our common stock of $40,000 per share. On May 11, 2018, we paid a dividend on our common stock of $60,000 per share. On August 17, 2018, we paid a dividend on our common stock of $20,000 per share. Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

In 2017, dividends on the Series A Preferred Stock were paid in January, April, July, and October. On January 16, 2018, we paid a dividend on our Series A Preferred Stock of $0.0333 per share to stockholders of record on January 1, 2018. On March 26, 2018, our Board of Directors declared a dividend on the Series A Preferred Stock of $0.0333 per share, which was paid on April 16, 2018 to stockholders of record on April 1, 2017. On May 14, 2018, the applicable rate of the dividend increased from 7% to 11%. Accordingly, the dividend increased from $0.0333 per share to $0.0459 per share. On June 29, 2018, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0459 per share, which was paid on July 16, 2018 to stockholders of record on July 1, 2018. On October 12, 2018, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0523 per share, which was paid on October 17, 2018, to stockholders of record on October 1, 2018. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Documents

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: November 14, 2018	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President
and Managing Director
(Principal Financial Officer and Principal Accounting Officer)