Form 10-K
period 2018-12-31
BRE Select Hotels Corp
filed 2019-03-29
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is currently no established public trading market in which the Company’s shares of common stock are traded, and all shares of common stock are held by an affiliate of the Company. The number of shares of common stock outstanding as of March 28, 2019 was 100.

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

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “forecast” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, risks inherent in the hospitality industry; adverse national and regional economic conditions; industry competition; the Company’s dependence on third-party management companies; segment concentration; limitations in the Company’s operating agreements; the Company’s dependence on other hospitality brands; consumers increasing use of travel intermediaries; seasonal volatility of the hospitality industry; illiquid nature of real estate property investments; risks related to ground leases; natural disasters or other perils; environmental issues; compliance with fire, safety and other regulations; risks associated with the employment of hotel personnel; risk of impairment of our real estate assets; renovations and capital improvements; material failure or inadequacy of technology used in operations; risks associated with the Company’s indebtedness; financing risks; risks related to litigation, regulatory proceedings or inquiries; risks related to climate change; changes in or interpretations of laws or regulations that impact the Company; risk related to the Company’s status as a real estate investment trust; and the factors discussed in the section entitled “Risk Factors” in this report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in Item 1A in this report. Any forward-looking statement that the Company makes herein speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Except where context suggests otherwise, the Company defines certain terms in this Annual Report on Form 10-K as follows:

•	“the Company,” “BRE Select Hotels,” “we” or “our” refer to BRE Select Hotels Corp, together with its wholly-owned subsidiaries;

•	“our hotels” refers to the 48 hotels owned by us as of December 31, 2018;

•	“Occupancy” represents the total number of hotel rooms sold in a given period divided by the number of hotel rooms available;

•

“Average Daily Rate”, or ADR, represents the average room price at a hotel or group of hotels and is computed by dividing total hotel room revenues by the total number of rooms sold in a given period; and

•	“Revenue Per Available Room”, or RevPAR, is the product of occupancy and ADR.

Item 1.	Business

Overview

We are a real estate investment trust (“REIT”) focused on the ownership of upscale, extended-stay and select service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott, TownePlace Suites by Marriott and Marriott brands. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors, and our strategy is to own primarily premium branded select service hotels concentrated in markets that offer multiple demand generators and high barriers to entry. As of December 31, 2018, our portfolio consisted of 48 hotels, containing a total of 5,662 rooms diversified among markets in 16 states.

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

We have elected to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our stockholders, subject to certain adjustments and excluding any net capital gain. Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our taxable REIT subsidiaries (“TRS”) lessees, and our TRS lessees retain unaffiliated third-party managers to operate our hotels pursuant to management agreements. As of December 31, 2018, the management companies engaged, and our hotels and rooms they managed, were as follows:

	Number of	Number of
Management Company	Hotels	Rooms
Inn Ventures, Inc.	10	1,493
Interstate Hotels & Resorts, Inc.	9	1,055
White Lodging Services Corporation	7	846
Larry Blumberg & Associates	9	719
Texas Western Hospitality	5	615
Marriott International, Inc.	1	135
OTO Development, LLC	5	496
Sage Hospitality	2	303

Total	48	5,662

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

Debt. On July 7, 2017, we obtained an $800 million mortgage loan at an initial interest rate equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. We used $732.6 million of the loan proceeds to pay the outstanding balance on our previous mortgage loan obtained on December 3, 2014. In addition, on August 6, 2017 (the “redemption date”) we used $54.5 million of the loan proceeds to redeem 28,560,947 shares of our Series A Preferred Stock on a pro-rata basis from each stockholder, representing approximately 39.458% of the total shares of Series A Preferred Stock outstanding on the redemption date. The redemption price was $1.9082 per share, which was comprised of the $1.90 liquidation preference per share and $0.082 in accumulated and unpaid dividends per share earned through the redemption date. We also have a $15.6 million loan secured by our Fort Worth, Texas Residence Inn property that matures in October 2022 and carries a fixed interest rate of 4.73%.

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

We sold four hotels during 2018 and designated three additional hotels as held for sale as of December 31, 2018, which were subsequently sold during the first two months of 2019.

Hotel	Date of Sale
Homewood Suites - Laredo, Texas	January 2019
Residence Inn - Laredo, Texas	February 2019
Courtyard - Dothan, Alabama	February 2019

Brand Affiliations. Our hotels operate under strong, premium brands with all of our hotels operating under relationships with Marriott International Inc. or its affiliates (“Marriott”) or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The following table sets forth the brand affiliations of our hotels as of December 31, 2018:

Number of Hotels and Guest Rooms by Brand
Brand Affiliation	Number of Hotels	Number of Rooms
Marriott
Residence Inn	8	1,013
Courtyard	8	822
TownePlace Suites	3	416
SpringHill Suites	2	234
Fairfield Inn	1	63

Subtotal	22	2,548
Hilton
Hilton Garden Inn	13	1,645
Hampton Inn / Hampton Inn & Suites	7	757
Homewood Suites	6	712

Subtotal	26	3,114

Total	48	5,662

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

As of December 31, 2018, we owned 48 hotels with an aggregate of 5,662 rooms located in 16 states. The following table summarizes these hotels and rooms by state:

Number of Hotels and Guest Rooms by State
State	Number of Hotels	Number of Rooms
California	9	1,078
Florida	6	519
Texas	6	752
Alabama	4	304
Oregon	4	671
Alaska	3	348
Connecticut	3	319
Washington	3	430
Colorado	2	303
New Jersey	2	246
Arizona	1	99
Georgia	1	78
New York	1	112
North Carolina	1	147
South Carolina	1	135
Tennessee	1	121

Total	48	5,662

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

Management Agreements. Each of our 48 hotels are operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). Our hotel managers generally have responsibility and authority for the day to day operations of each hotel, which include providing all hotel employees, overseeing operations and providing us with financial projections. As of December 31, 2018, the management agreements had remaining terms generally ranging from less than one year to 15 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. We are required to pay fees to the manager under these management agreements, and the fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to us, as defined in the management agreements. We have the option to terminate the management agreements if specified performance thresholds are not satisfied.

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

Employees

We have no employees. During 2018, all individuals involved in the day-to-day operation of our hotels were employed by third-party management companies engaged pursuant to the hotel management agreements. Corporate services are provided by another management company engaged pursuant to a corporate services agreement.

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

Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRS lessees, and our TRS lessees retain third-party managers to operate our hotels pursuant to management agreements. We have entered into individual hotel management agreements for all 48 of our hotels with eight different managers.

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

All of the hotels we owned as of December 31, 2018 operate under relationships with Marriott or Hilton. As a result, our success is dependent in part on the continued strength of the Marriott and Hilton brands. We believe strong premium brands provide value through increased demand and consumer loyalty. Consequently, if the market recognition or positive perception of Marriott and/or Hilton deteriorates or is compromised, the goodwill associated with their branded hotels in our portfolio may be adversely affected, and any decreased financial health of the franchisor could adversely affect the income generated by our properties.

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

As of December 31, 2018, two of our hotels were subject to ground leases. Accordingly, we only own a long-term leasehold, sub-leasehold or similar interest in those two hotels. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. If we are found to be in breach of a ground lease, we could lose the right to operate the hotel. In addition, unless we can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurances can be given, we will lose our right to operate these properties and our interest in the property, including any investment made in the property. Our ability to exercise any extension options relating to our ground leases is subject to, among other conditions, the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. If we were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, we would be unable to derive income from such hotel.

Certain natural disasters or other perils could adversely affect our business.

Concentrations of properties in particular geographic areas or regions of the United States may increase the risk that adverse economic or other developments or natural disasters (e.g., earthquakes, floods, hurricanes fires, or events such as the platform explosion and subsequent oil spill that occurred in the Gulf of Mexico in 2010) affecting a particular region of the country could adversely impact our business. Some of our properties are located in areas, such as California, Oregon and Washington, which are high-risk geographical areas for earthquakes. In addition, we have properties that are located in coastal counties which may be more susceptible to wind or flood damage than properties in other parts of the country. Some of the properties are also located in or near major urban areas which could be the target of future terrorist acts. Depending upon its magnitude, an earthquake, hurricane, severe storm or terrorist act could severely damage one or more of our properties, which would adversely affect our business. We maintain property insurance for our properties and the resulting business interruption. Although our properties are insured to the extent and at levels consistent with insurance carried by institutional owners of hotels, there is no assurance that any loss incurred will be of a type covered by such insurance and will not exceed the limits of such insurance. Additionally, any earthquake, wind, flood, fire, or terrorist peril, whether or not insured, could have an adverse effect on our results of operations and financial condition.

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

We are required to use estimates and assumptions that affect the reported value of these assets and these assessments will have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. For example, in 2018, we recorded impairment charges of $24.0 million, and in 2017, we recorded impairment charges of $13.9 million. There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

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

As of December 31, 2018, we had $717.7 million of mortgage debt outstanding. Our substantial leverage subjects us to a number of risks, including the following:

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

As of December 31, 2018, 47 of our 48 properties secured $702.1 million of cross-collateralized and cross-defaulted mortgage debt (which we refer to herein as the “debt financing”), and one remaining property secured a separate mortgage loan for $15.6 million. If our subsidiaries that are borrowers under the debt financing are unable to meet the required debt service payments under the debt financing, the holder of the mortgage could foreclose on the cross-defaulted and cross-collateralized properties, resulting in a loss of our investment. Alternatively, if we decide to cause the sale of properties to raise funds to meet debt service obligations, it is possible that such properties would be disposed of at a loss.

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

The Series A Preferred Stock effectively ranks junior to the debt financing and any other of our or our subsidiaries’ indebtedness. We and our subsidiaries had $717.7 million of indebtedness outstanding as of December 31, 2018. The debt financing is secured by liens on substantially all of the assets of our subsidiaries. This permits the lenders under the debt financing to be paid from the proceeds of our assets before any of our other creditors or equity holders, including holders of Series A Preferred Stock, may be paid. In addition, the certificate of designations governing the Series A Preferred Stock permits us and our subsidiaries to incur up to $800 million of indebtedness without the consent of the holders of the Series A Preferred Stock. We may, however, incur more than $800 million of indebtedness without the consent of the holders of Series A Preferred Stock to the extent the proceeds of such additional indebtedness are used to redeem or purchase Series A Preferred Stock.

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

The initial liquidation preference of $1.90 per share of Series A Preferred Stock may be reduced significantly should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million. On March 1, 2019, we entered into an agreement to settle litigation relating to alleged legacy acts for $3.75 million (see Part I., Item 3. “Legal Proceedings”). After giving effect to the payment of such settlement amount and related expenses, the net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million. Although the terms of the Series A Preferred Stock contemplate a reduction to the initial liquidation preference of the Series A Preferred Stock should such net costs and payments exceed $3.5 million, as part of the settlement agreement, the Company agreed to not reduce the liquidation preference of the Class A Preferred Stock as a result of the settlement amount and related expenses. Under the settlement agreement, such net costs and payments are deemed to equal $3.5 million upon the Company’s payment of the settlement amount to an escrow account for the class. The settlement remains subject to preliminary and final court approval. At this time, we cannot provide a reasonable estimate of any additional costs and payments relating to any such matters, but it is possible that the liquidation preference of the Series A Preferred Stock could be reduced to zero. Even if we are successful in addressing these legal matters, the costs associated with them may be significant, and the liquidation preference may therefore be reduced significantly below $1.90 per share.

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

Item 1B.    Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2018, we owned 48 hotels located in 16 states with an aggregate of 5,662 rooms, consisting of the following:

				Number
City	State	Brand	Manager	of Rooms
Dothan	Alabama	Courtyard	LBA	78
Dothan	Alabama	Hampton Inn & Suites	LBA	85
Tuscaloosa	Alabama	Courtyard	LBA	78
Tuscaloosa	Alabama	Fairfield Inn	LBA	63
Anchorage	Alaska	Hampton Inn	Interstate	101
Anchorage	Alaska	Hilton Garden Inn	Interstate	125
Anchorage	Alaska	Homewood Suites	Interstate	122
Phoenix	Arizona	Hampton Inn	OTO	99
Arcadia	California	Hilton Garden Inn	OTO	124
Arcadia	California	SpringHill Suites	OTO	86
Bakersfield	California	Hilton Garden Inn	Interstate	120
Folsom	California	Hilton Garden Inn	Inn Ventures	100
Foothill Ranch	California	Hampton Inn	OTO	84
Lake Forest	California	Hilton Garden Inn	OTO	103
Milpitas	California	Hilton Garden Inn	Inn Ventures	161
Roseville	California	Hilton Garden Inn	Inn Ventures	131
San Francisco	California	Hilton Garden Inn	White	169
Glendale	Colorado	Hampton Inn & Suites	Sage	133
Lakewood	Colorado	Hampton Inn	Sage	170
Farmington	Connecticut	Courtyard	White	119
Rocky Hill	Connecticut	Residence Inn	White	96
Wallingford	Connecticut	Homewood Suites	White	104
Lake Mary	Florida	Courtyard	Interstate	83
Lakeland	Florida	Residence Inn	LBA	78
Panama City	Florida	Courtyard	LBA	84
Pensacola	Florida	Courtyard	LBA	90
Pensacola	Florida	Hampton Inn & Suites	LBA	85
Tallahassee	Florida	Hilton Garden Inn	Interstate	99
Columbus	Georgia	Residence Inn	LBA	78
Mt. Olive	New Jersey	Residence Inn	White	123
Somerset	New Jersey	Homewood Suites	White	123
Saratoga Springs	New York	Hilton Garden Inn	White	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	Interstate	147
Hillsboro	Oregon	Courtyard	Inn Ventures	155
Hillsboro	Oregon	Residence Inn	Inn Ventures	122
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	136
Portland	Oregon	Residence Inn	Inn Ventures	258
Myrtle Beach	South Carolina	Courtyard	Marriott	135
Nashville	Tennessee	Homewood Suites	Interstate	121
Dallas	Texas	SpringHill Suites	Western	148
Fort Worth	Texas	Homewood Suites	Interstate	137
Fort Worth	Texas	Residence Inn	Western	149
Laredo	Texas	Homewood Suites	Western	105
Laredo	Texas	Residence Inn	Western	109
McAllen	Texas	Hilton Garden Inn	Western	104
Kent	Washington	TownePlace Suites	Inn Ventures	152
Mukilteo	Washington	TownePlace Suites	Inn Ventures	128
Renton	Washington	Hilton Garden Inn	Inn Ventures	150

Total number of rooms				5,662

Item 3.	Legal Proceedings

The Company, as the successor to Apple Six, is subject to claims for alleged acts of Apple Six that occurred prior to the Merger. On February 24, 2017, a putative class action, captioned Wilchfort v. Knight, et al., Civil Action No. 17-cv-01046 (E.D.N.Y.), was filed in the United States District Court for the Eastern District of New York against BRE Select Hotels Corp, as successor-in-interest to Apple REIT Six, Inc., Apple Hospitality REIT, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. (together with Apple REIT Six, Inc. and Apple REIT Seven, Inc., the “Apple REITs”), certain of the Apple REITs’ directors, officers and advisors, and Apple Fund Management, LLC. Plaintiff seeks to represent a class of all persons and entities who elected to participate in Apple REITs’ Dividend Reinvestment Plans (“DRIPs”) between July 17, 2007 and the later of the termination and/or suspension of the respective DRIPs or February 12, 2014. The complaint alleges, among other things, that the prices at which plaintiff and the purported class members purchased additional shares through the DRIPs were artificially inflated and not indicative of the true value of units in the Apple REITs. Plaintiff asserts claims for breach of contract, tortious interference with contract and tortious interference with business expectancy and breach of implied duty of good faith and fair dealing and seeks, among other things, damages and other costs and expenses. On March 30, 2018, the court granted in part and denied in part the Company’s motion to dismiss and, on April 13, 2018, plaintiffs filed an amended complaint, captioned Wilchfort et al. v. BRE Select Hotels Corp., Civil Action No. 17-cv-1046 (E.D.N.Y.). On May 31, 2018, plaintiff filed a Second Amended Class Action Complaint, captioned Battaglia v. BRE Select Hotels Corp., Civil Action No. 17-cv-01046 (E.D.N.Y.), which, among other things, narrowed the putative class period to February 24, 2011 through November 29, 2012. On June 4, 2018, plaintiff filed a motion for class certification. On June 27, 2018, the Company filed an Answer to the Second Amended Class Action Complaint. On March 1, 2019, the parties executed a settlement agreement to resolve all of plaintiff’s claims without any admission of wrongdoing for $3.75 million. Also, on March 1, 2019, the plaintiff filed a motion for preliminary approval of the settlement agreement. The settlement agreement is also subject to final approval by the court, and there can be no assurance that the court will approve such settlement. As of December 31, 2018, the Company had fully reserved for this settlement amount. For a discussion of the terms of the settlement agreement as it relates to the Series A Preferred Stock, see “Item 1A, Risk Factors – The liquidation preference of the Series A Preferred Stock may be reduced in the future.”

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no established public trading market in which our shares of common stock are traded. As of March 28, 2019, there were 100 shares of common stock issued and outstanding, all of which were held by BRE Holdings.

Distribution Information

The initial dividend rate on the Series A Preferred Stock was 7% per annum. The dividend rate increased from 7% per annum to 11% per annum on May 14, 2018. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company out of any funds legally available, cumulative dividends (compounded quarterly) at a dividend rate of 11.00% per annum on the liquidation preference per share as adjusted from time to time, payable quarterly in cash in arrears on or before the 15th day of each January, April, July and October of each year or, if not a business day, the next succeeding business day, without any interest or other payment in respect of such delay.

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

Characterization of Distributions – For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2018		2017
	Amount	%	Amount	%
Common Stock:
Ordinary income	$2,482.59	1.42%	$131,954.41	27.96%
Return of capital	172,517.41	98.58%	339,933.30	72.04%

Total	$175,000.00	100.00%	$471,887.71	100.00%

Series A Preferred Stock:
Ordinary income (1) (2)	$0.1648	100.00%	$0.1332	100.00%

Total	$0.1648	100.00%	$0.1332	100.00%

(1)	The fourth quarter Series A Preferred dividend paid on January 16, 2018 is treated as a 2018 distribution for tax purposes.
(2)	The fourth quarter Series A Preferred dividend paid on January 10, 2019 is treated as a 2019 distribution for tax purposes.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(in thousands except share and statistical data)	2018	2017	2016	2015	2014
Revenues:
Room revenue	$229,548	$243,790	$268,659	$268,272	$258,223
Other revenue	11,775	16,088	17,820	18,743	18,298

Total revenue	241,323	259,878	286,479	287,015	276,521

Expenses:
Hotel operating expenses	134,338	142,100	156,698	157,076	153,216
Taxes, insurance and other	14,013	15,153	15,449	14,552	14,725
General and administrative	13,356	9,157	5,164	5,013	6,850
Depreciation	33,459	35,668	38,507	33,775	27,412
Impairment of investment in real estate	23,971	13,911	17,694	-	-
(Gain) loss on sale of hotel properties	(786)	(3,628)	2,342	-	-
Loss on disposals of investment in real estate	-	4,981	-	6,116	-
Interest expense, net	37,003	31,722	32,144	30,704	38,783
Extinguishment of mortgages payable and mezzanine loans	-	-	-	-	4,295
Loss on derivatives	-	152	89	59	735
Income tax expense (benefit)	4,055	4,628	(1,198)	2,409	2,742

Total expenses	259,409	253,844	266,889	249,704	248,758

(Loss) income from continuing operations	(18,086)	6,034	19,590	37,311	27,763
Loss from discontinued operations	-	-	-	-	(44)

Net (loss) income	(18,086)	6,034	19,590	37,311	27,719
Series A Preferred Stock dividends declared	(8,054)	(7,973)	(9,641)	(9,641)	(12,797)

Net (loss) income available for common stockholder	($26,140)	($1,939)	$9,949	$27,670	$14,922

Per Common Share:
(Loss) income from continuing operations, after Series A Preferred Stock dividends	($261,400.00)	($19,390.00)	$99,490.00	$276,700.00	$149,660.00
Loss from discontinued operations	0.00	0.00	0.00	0.00	(440.00)

Net (loss) income available to common stockholder	($261,400.00)	($19,390.00)	$99,490.00	$276,700.00	$149,220.00

Distributions paid per common share	$175,000.00	$471,887.71	$540,000.00	$380,000.00	$300,000.00
Weighted-average common shares outstanding - basic and diluted	100	100	100	100	100

Balance Sheet Data (at end of period):
Cash	$20,460	$22,491	$25,170	$29,137	$22,776
Investment in real estate, net	$674,130	$758,259	$857,918	$986,640	$974,833
Total assets	$851,220	$974,512	$1,067,084	$1,162,302	$1,182,364
Debt and redeemable preferred stock	$798,086	$891,093	$930,276	$979,429	$984,613
Stockholder’s equity	$30,068	$73,548	$122,821	$166,872	$177,202
Net book value per share	$300.68	$735.48	$1,228.21	$1,668.72	$1,772.02

Other Data:
Cash flow from (used in):
Operating activities	$49,623	$63,544	$77,572	$80,720	$71,229
Investing activities	$74,030	$37,008	$35,932	($60,845)	($24,415)
Financing activities	($123,139)	($100,116)	($117,646)	($48,062)	($46,400)
Number of hotels owned at end of period (including hotels held for sale)	48	52	60	62	62
Average Daily Rate (ADR) (a) (b) (c)	$139	$138	$135	$134	$126
Occupancy (a) (b) (c)	77%	76%	75%	75%	76%
Revenue per Available Room (RevPAR) (a) (b) (c)	$107	$104	$101	$101	$96
Total rooms sold (a) (b) (c)	1,576,570	1,736,347	1,987,184	2,006,637	2,046,198
Total rooms available (a) (b) (c)	2,042,432	2,300,595	2,647,667	2,661,472	2,681,655

(a)	From continuing operations.
(b)

Excludes Courtyard - Myrtle Beach, South Carolina and Courtyard - Panama City, Florida for the period from September 1, 2018 through November 30, 2018, and October 1, 2018 through December 31, 2018, respectively, due to the properties closures resulting from hurricane damage. Excludes Homewood Suites - Fort Worth, Texas for the period from June 4, 2015 through October 26, 2015 due to the property closure due to flood damage.

(c)	Includes hotels sold through the period owned in each respective period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a real estate investment trust (REIT) focused on the ownership of upscale, extended-stay and select service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott, TownePlace Suites by Marriott and Marriott brands. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors. As of December 31, 2018, our portfolio consisted of 48 hotels, containing a total of 5,662 rooms diversified among markets in 16 states.

We were formed to invest in income-producing real estate in the United States through our acquisition of Apple Six. On May 14, 2013, we completed the acquisition of Apple Six pursuant to the merger agreement, by and between us, BRE Holdings and Apple Six, pursuant to which Apple Six merged with and into us (the “Merger”).

Our strategy is to own primarily premium branded select service hotels, concentrated in markets that offer multiple demand generators and high barriers to entry. We believe that premium branded select service hotels offer attractive returns in their ability to generate high Revenue per Available Room (“RevPAR”) levels, combined with an efficient operating model to control costs and generate positive cash flows. All 48 of our hotel properties are Hilton or Marriott branded properties.

We actively monitor the profitability of our properties and aim to maximize stockholder value by evaluating opportunities to acquire or dispose of properties. As such, the composition and size of our hotel portfolio may change materially over time.

Our hotel portfolio experienced a decline in room revenue in 2018 compared to the prior year primarily due to the sale of eight properties during 2017 and four properties during 2018. Excluding the properties sold, for the year ended December 31, 2018, occupancy and Average Daily Rate (“ADR”) increased compared to 2017. Net income decreased for the year ended December 31, 2018 compared to the prior year primarily due to the sale of the twelve properties since January 2017 and the increase in impairments on investments in real estate in 2018 compared to 2017. Although our hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, the performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We expect revenues for our portfolio, excluding the impact of sold hotels, to rise by approximately 1-2% in 2019, which is consistent with the RevPAR growth forecasted for the industry in 2019. We have renovated substantially all of our hotel portfolio since 2014, and these improvements have helped us to continue to perform well as we continue to face increased competition in most of our markets.

Recent Events

On March 26, 2019, the Board of Directors of the Company approved the redemption of 20,945,000 shares of Series A Preferred Stock from holders of record on March 29, 2019 (representing approximately 47.80% of the total Series A Preferred Stock outstanding) with the aggregate redemption price expected to be approximately $40.0 million. The shares of Series A Preferred Stock are scheduled to be redeemed on May 1, 2019 with payment for such redeemed shares to occur shortly thereafter. The foregoing disclosure does not constitute a notice of redemption of the Series A Preferred Stock.

In September 2018, we evacuated and temporarily closed the Courtyard in Myrtle Beach, South Carolina due to damage incurred from Hurricane Florence. In October 2018, Hurricane Michael struck the Florida Panhandle as a category 4 hurricane which resulted in widespread damage, flooding, and power outages. We evacuated and temporarily closed the Courtyard Panama City and three additional hotels were also impacted by the hurricane, but were able to remain open. We maintain insurance which is subject to a deductible of approximately $1.3 million related to these losses. We have recorded an insurance receivable of $12.0 million for the insurance claims as of December 31, 2018 and an impairment of investment in real estate of $4.8 million during the year ended December 31, 2018, which represents our estimate of property damage and remediation costs incurred up to our insurance policy deductibles. We also anticipate receiving proceeds from business interruption insurance to cover business lost as a result of the hurricanes.

In January 2018, we sold the Residence Inn – Huntsville, Alabama. In February 2018, we sold the Marriott – Redmond, Washington. In October 2018, we sold the Residence Inn – Pittsburgh, Pennsylvania. In December 2018, we sold the Springhill Suites – Fort Worth, Texas. In January 2017, we sold the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida and TownePlace Suites – Las Colinas, Texas. In February 2017, we sold the Courtyard – Albany, Georgia. In March 2017, we sold the Springhill Sites – Arlington, Texas. In June 2017, we sold the Courtyard – Valdosta, Georgia. In July 2017, we sold the Fairfield Inn – Pensacola, Florida. The twelve hotels sold in 2017 and 2018 are collectively referred to as the “Sold Properties.”

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

On or around June 5, 2015, we evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from a major storm in the area in late May 2015. Remediation work commenced immediately, and while the hotel partially reopened on October 27, 2015, all rooms were not restored to service until April 2017. Three other hotels we own in the Dallas-Fort Worth area (SpringHill Suites Dallas Downtown, TownePlace Suites Las Colinas, and Residence Inn Fort Worth Cultural District) were significantly damaged in the same May 2015 storm. The remaining insurance receivables related to fiscal year 2015 property insurance claims totaled $5.1 million as of December 31, 2016. After negotiations with the insurance providers failed to resolve the dispute, we filed a lawsuit in August 2017 in order to collect the remaining amounts due from our insurance providers. Since the matter was subject to litigation and the collectability of the insurance receivable was no longer deemed probable and reasonably assured due to the uncertainty involved with the outcome of the litigation, during the fourth quarter of 2017, we recorded an allowance of $5.0 million against the insurance receivable and a corresponding loss on disposals of investment in real estate of $5.0 million for the year ended December 31, 2017. We collected $0 and $0.1 million of the insurance receivable during the years ended December 31, 2018 and 2017, respectively. On March 4, 2019, the Company and the property insurer defendants concluded a settlement agreement for $16.0 million, resolving the insurance coverage dispute between them with respect to the properties at issue in the coverage litigation. In addition, the Company and a separate pollution legal liability insurer defendant have reached an agreement-in-principle to settle their coverage dispute regarding the same relevant properties. We anticipate that the settlement agreement with the pollution legal liability insurer will be finalized and that the pending coverage litigation will thereafter be dismissed.

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

Results of Operations

Comparable Operating Metrics

The follow table reflects key operating metrics for our 48 hotels owned as of December 31, 2018 (“Comparable Properties”). We define Comparable Properties as the results generated by the 48 hotels owned as of the end of the reporting period.

	For the year ended December 31,
Statistical Data (1)	2018	2017	2016
Occupancy	77.1%	76.4%	75.8%
ADR	$139.38	$137.28	$137.04
RevPAR	$107.45	$104.91	$103.91
RevPAR Index	117	116	118

(1)

Excludes Courtyard – Myrtle Beach, South Carolina for the period from September 1, 2018 through December 31, 2018 and Courtyard – Panama City, Florida for the period from October 1, 2018 through December 31, 2018 due to the property closures resulting from damages sustained during Hurricane Florence and Hurricane Michael.

Results of Operations for Years 2018 and 2017 (in thousands):

		Percent		Percent
		of		of
	2018	Revenue	2017	Revenue
Total hotel revenue	$241,323	100%	$259,878	100%
Hotel operating expenses	134,338	56%	142,100	55%
Taxes, insurance and other expense	14,013	6%	15,153	6%
General and administrative expense	13,356	6%	9,157	4%
Depreciation	33,459		35,668
Impairment of investment in real estate	23,971		13,911
Gain on sale of hotel properties	(786)		(3,628)
Loss on disposals of investment in real estate	-		4,981
Interest expense, net	37,003		31,722
Loss on derivatives	-		152
Income tax expense	4,055		4,628

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. Total revenue for the years ended December 31, 2018 and 2017 was $241.3 million and $259.9 million, respectively. The decline in hotel revenue was largely due to $21.0 million in revenue attributable to the Sold Properties. In addition, there was a $1.4 million decrease during the year ended December 31, 2018 due to proceeds received during the year ended December 31, 2017 from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger. The decreases were partially offset by an increase in revenues at the Comparable Properties during the year ended December 31, 2018. The increase in revenues was largely attributable to a 1.5% increase in ADR and a 0.7% increase in occupancy year over year at the Comparable Properties.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expenses for the years ended December 31, 2018 and 2017 totaled $134.3 million and $142.1 million, respectively, representing 56% and 55% of our total hotel revenue, respectively. The decline was largely due to $12.7 million in expenses attributable to the Sold Properties that were incurred for the year ended December 31, 2017. These decreases were partially offset by higher payroll and benefits costs and repair and maintenance expense at the Comparable Properties for the year ended December 31, 2018.

Excluding the impact of the Sold Properties, our results for the year ended December 31, 2018 compared to the year ended December 31, 2017 reflect our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the years ended December 31, 2018 and 2017 were $14.0 million and $15.2 million, respectively, representing 6% of total hotel revenue for each period. Excluding the impact of the Sold Properties, during the year ended December 31, 2017, we experienced higher costs due to property damage at certain properties, for which we are responsible for insurance deductibles before any eligible recovery amounts from insurance carriers.

General and administrative expense for the years ended December 31, 2018 and 2017 was $13.4 million and $9.2 million, respectively, representing 6% and 4% of total hotel revenue for each period, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses. The increase in 2018 compared to 2017 was primarily due to legal fees related to the Fort Worth insurance litigation during the year ended December 31, 2018 and $3.75 million related to the Apple Six litigation settlement agreement. The increase was partially offset by $1.8 million of professional fees and other costs we incurred during the year ended December 31, 2017 associated with the $800 million loan we obtained in July 2017 as well as higher advisory and legal fees in the year ended December 31, 2017 primarily due to hotel dispositions.

Depreciation expense for the years ended December 31, 2018 and 2017 was $33.5 million and $35.7 million, respectively. Depreciation expense represents expenses incurred due to depreciation of the hotels included in our operations and related personal property for their respective periods owned. The decrease in 2018 compared to 2017 was largely due to $3.7 million in depreciation expense attributable to the Sold Properties that was incurred during the year ended December 31, 2017, but not incurred in 2018 due to the disposition of the Sold Properties, offset by increases in 2018 depreciation expense related to fixed assets placed in service at the Comparable Properties since December 31, 2017.

Impairment of investment in real estate for the years ended December 31, 2018 and 2017 was $24.0 million and $13.9 million, respectively. During the year ended December 31, 2018, we recognized a non-cash impairment of investment in real estate of $14.3 million and $4.7 million, related to the Residence Inn – Pittsburgh, Pennsylvania property and the Hilton Garden Inn – McAllen, Texas property, respectively. The Residence Inn – Pittsburgh, Pennsylvania property was subsequently sold in October 2018.

During the year ended December 31, 2018, we recognized a non-cash impairment of investment in real estate of $1.7 million and $0.5 million, respectively, for the Homewood Suites – Laredo, Texas property and the Residence Inn – Laredo, Texas property. In the fourth quarter of 2018, we committed to sell the Homewood Suites – Laredo, Texas property and the Residence Inn – Laredo, Texas property and both properties were classified as held for sale as of December 31, 2018. The Homewood Suites – Laredo, Texas property was subsequently sold in January 2019 and the Residence Inn – Laredo, Texas property was sold in February 2019.

In the fourth quarter of 2018, we committed to sell the Courtyard – Dothan, Alabama property and it was classified as held for sale as of December 31, 2018, resulting in a $2.8 million non-cash impairment of investment in real estate. The Courtyard – Dothan, Alabama property was sold in February 2019.

During 2017, we committed to sell and ultimately sold in 2017 the Courtyard – Valdosta, Georgia and Fairfield Inn – Pensacola, Florida properties resulting in $2.5 million and $0.4 million in impairment charges, respectively, as a result of measuring these properties at the lower of carrying value or fair value, less costs to sell. In addition, during 2017, we committed to sell the Residence Inn – Huntsville, Alabama and Marriott – Redmond, Washington properties and classified them as held for sale as of December 31, 2017, resulting in $3.0 million and $7.9 million in impairment charges, respectively, as a result of measuring these properties at the lower of carrying value or fair value, less costs to sell.

Gain on sale of hotel properties for the years ended December 31, 2018 and 2017 was $0.8 million and $3.6 million, respectively.

During the year ended December 31, 2018, we recorded a gain on sale of hotel properties of $0.8 million for the settlement of the prorations related to the sale of the Marriott – Redmond, Washington property. We sold eight hotels in the year ended December 31, 2017 that resulted in a gain on sale of hotel properties of $3.6 million.

Loss on disposals of investment in real estate for the years ended December 31, 2018 and 2017 was $0 and $5 million, respectively. As a result of the litigation regarding the insurance receivable described in Item 7 Recent Events, we recorded a loss on disposals of investment in real estate of $5.0 million for the year ended December 31, 2017. We incurred no such losses in 2018.

Interest expense, net for the years ended December 31, 2018 and 2017 was $37.0 million and $31.7 million, respectively. The increase was primarily due to the amortization of deferred financing costs related to the new loan obtained in July 2017, as the deferred financing costs related to the previous loan were fully amortized in December 2016. In addition, there was an increase in the average London Interbank Offered Rate (“LIBOR”) during the year ended December 31, 2018 compared to the year ended December 31, 2017, which resulted in an increase in interest expense, partially offset by savings from a lower debt balance due to the sale of the Sold Properties.

Income tax expense for the years ended December 31, 2018 and 2017 was $4.1 million and $4.6 million, respectively. Income taxes decreased primarily due to a decline in operational income in 2018 due to property sales and was partially offset by a $6.6 million valuation allowance recorded during the fourth quarter 2018 for a TRS where the Company determined that it is more likely than not that the deferred tax assets would not be realized.

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

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. Total revenue for the years ended December 31, 2017 and 2016 was $259.9 million and $286.5 million, respectively. The decline was primarily due to $27.8 million in revenue attributable to property dispositions during the years ended December 31, 2017 and 2016. The decline in total hotel revenue attributable to these sold properties was partly offset by $1.4 million in proceeds received from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger.

The occupancy increases in 2017 compared to 2016 are primarily attributable to increases at hotels that were under renovation in 2016. The ADR decreases in 2017 compared to 2016 are primarily attributable to increased supply in certain markets where new competitors have recently entered the market.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expenses for the years ended December 31, 2017 and 2016 totaled $142.1 million and $156.7 million, respectively, representing, 55% of our total hotel revenue for each period. The decline was largely due to $16.1 million in expenses attributable to property dispositions during the years ended December 31, 2017 and 2016.

Excluding the impact of the properties sold during the years ended December 31, 2017 and 2016, our results for the year ended December 31, 2017 compared to the year ended December 31, 2016 reflect our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the years ended December 31, 2017 and 2016 were $15.2 million and $15.4 million, respectively, representing 6% and 5% of total hotel revenue respectively. Excluding the impact of property dispositions during the years ended December 31, 2017 and 2016, we experienced higher costs due to property damage at certain properties, for which we are responsible for insurance deductibles before any eligible recovery amounts from insurance carriers.

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

Depreciation expense for the years ended December 31, 2017 and 2016 was $35.7 million and $38.5 million, respectively. Depreciation expense represents expenses incurred due to depreciation of the hotels included in our operations and related personal property for their respective periods owned. The decrease in 2017 compared to 2016 was largely due to $4.6 million in depreciation expense attributable to the properties sold during the years ended December 31, 2017 and 2016 that was incurred during the year ended December 31, 2016, but not incurred in 2017, offset by increases in 2017 depreciation expense related to fixed assets placed in service since December 31, 2016.

Impairment of investment in real estate for the years ended December 31, 2017 and 2016 was $13.9 million and $17.7 million, respectively. During 2017, we committed to sell and ultimately sold in 2017 the Courtyard – Valdosta, Georgia and Fairfield Inn – Pensacola, Florida properties resulting in $2.5 million and $0.4 million in impairment charges, respectively, as a result of measuring these properties at the lower of carrying value or fair value, less costs to sell. In addition, during 2017, we committed to sell the Residence Inn – Huntsville, Alabama and Marriott – Redmond, Washington properties and classified them as held for sale as of December 31, 2017, resulting in $3.0 million and $7.9 million in impairment charges, respectively, as a result of measuring these properties at the lower of carrying value or fair value, less costs to sell. During 2016, we entered into letters of intent, and ultimately sold two properties in 2016 which resulted in $8.5 million in impairment charges as a result of measuring these properties at the lower of carrying value or fair value, less costs to sell. In addition, during 2016, we committed to sell an additional six properties, which were ultimately sold in 2017, and classified them as held for sale as of December 31, 2016, resulting in $9.2 million in impairment charges on four of those properties, as a result of measuring these properties at the lower of carrying value or fair value, less costs to sell. We tested the properties for impairment and subsequently recorded the 2017 and 2016 impairment charges as a result of changes in the expected useful lives for these investments in real estate due to our execution of letters of intent to sell the properties during the respective periods.

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

The following table is a reconciliation of our GAAP net (loss) income to EBITDA and Adjusted EBITDA for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year ended December 31,
	2018	2017	2016
Net (loss) income	($18,086)	$6,034	$19,590
Depreciation and amortization	33,459	35,668	38,507
Interest expense, net	37,003	31,722	32,144
Income tax expense (benefit)	4,055	4,628	(1,198)

EBITDA	56,431	78,052	89,043
Impairment of investment in real estate	23,971	13,911	17,694
(Gain) loss on sale of hotels properties	(786)	(3,628)	2,342
Loss on disposals of investment in real estate	-	4,981	-
Loss on derivatives	-	152	89

Adjusted EBITDA	$79,616	$93,468	$109,168

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

Sources and Uses of Cash

Operating cash flow from our hotel properties is our principal source of liquidity. As of December 31, 2018, we had $32.1 million of cash and restricted cash as compared to $31.6 million at December 31, 2017.

Cash Flows from Operating Activities

For the year ended December 31, 2018, net cash flows provided by operating activities were $49.6 million compared to $63.5 million for the year ended December 31, 2017. The decreased cash flows from operating activities were primarily due the impact of four fewer hotels during the full twelve-month period in 2018 compared to 2017 due to the sale of the Sold Properties.

Cash Flows from Investing Activities

For the year ended December 31, 2018, net cash flows provided by investing activities were $74.0 million compared to $37.0 million for the year ended December 31, 2017. The increase was due primarily to $34.3 million more in proceeds from the sale of hotel properties in 2018 compared to 2017.

Cash Flows from Financing Activities

For the year ended December 31, 2018, net cash flows used in financing activities were $123.1 million, compared to $100.1 million for the year ended December 31, 2017. Cash used in financing activities in 2018 was higher due to $98.4 million in debt repayments for the Sold Properties in 2018 as compared to the net impact of the $800.0 million proceeds received from our July 7, 2017 mortgage loan borrowing, payoff of our previous mortgage loan of $776.9 million, payments for loan financing fees of $12.6 million, and Series A preferred stock redemption of $54.3 million. This increase was partially offset by $30.0 million less in dividends paid to our common stockholder and $1.7 million less in dividends paid to our Series A Preferred stockholders in 2018 as compared to 2017.

Mortgage Loans

On July 7, 2017, certain of our indirect wholly owned subsidiaries (the “Borrowers”) and Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained a $800 million mortgage loan from the Lenders (the “Loan”). The Loan was secured by first-priority, cross-collateralized mortgage liens on 51 of the 52 properties owned or ground-leased by certain subsidiaries of the Company as of the date of the Loan, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, a subsidiary of the Company, and a security interest in deposit accounts. The Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The Company will exercise the extension option as the Company anticipates it will be in compliance with all of the requirements of the Loan, and thereby have the ability to extend. The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan is not subject to any mandatory principal amortization. A portion of the proceeds from the Loan was used to repay the $732.6 million principal amount outstanding under the previous mortgage loan, and the Borrowers repaid in full, cancelled and terminated the mortgage loan agreements outstanding relating to the previous mortgage loan without any penalties incurred. Additionally, a portion of the proceeds was used to redeem 28,560,947 shares of the Company’s Series A Preferred Stock and pay accrued and unpaid dividends on such redeemed shares for an aggregate redemption price of approximately $54.5 million.

As of December 31, 2018, we had $717.7 million in mortgages payable, comprised of $702.1 million under the Loan, and $15.6 million secured by the Fort Worth, Texas Residence Inn property.

In January and February of 2019, we sold three hotels and received sales proceeds, net of selling costs, of $25.3 million, which we used to repay $22.3 million of the Loan.

We had an effective interest rate of 4.20% for our debt during 2018, compared to 3.61% during 2017. The increase was due to a full year of the new Loan from 2017 and the steady increase in LIBOR since the beginning of 2017. As of December 31, 2018, our weighted average interest rate on our long-term debt was 4.61% compared to 3.65% as of December 31, 2017. Future scheduled principal payments of debt obligations (assuming the sale of the hotels held for sale as of December 31, 2018 during fiscal year 2019) as of December 31, 2018 are as follows (in thousands):

2019	$702,580
2020	533
2021	562
2022	14,036
2023	-
Thereafter	-

Total	$717,711

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, per the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $26.9 million in 2018 in capital improvements across our portfolio of properties and expect to spend approximately another $10.0 million in 2019. We expect to fund these capital expenditures primarily from funds available in our lender escrow accounts.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income. We intend to adhere to these distributions and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. We paid the following dividends on our common stock in 2018 and 2017 (in thousands):

2018		2017
Date Paid	Per Share	Date Paid	Per Share
February 9, 2018	$40,000.00	February 13, 2017	$100,000.00
May 15 and 21, 2018	$60,000.00	May 15, 2017	$142,500.00
August 17, 2018	$20,000.00	July 14, 2017	$64,387.71
November 14, 2018	$55,000.00	August 3, 2017	$100,000.00
		November 9, 2017	$65,000.00

We paid the following dividends on our Series A Preferred Stock in 2018 and 2017:

2018		2017
Date Paid	Per Share	Date Paid	Per Share
January 16, 2018	$0.0333	January 17, 2017	$0.0333
April 16, 2018	$0.0333	April 17, 2017	$0.0333
July 16, 2018	$0.0459	July 17, 2017	$0.0333
October 17, 2018	$0.0523	October 16, 2017	$0.0333

On December 18, 2018, our Board of Directors declared a dividend on our Series A Preferred Stock of $0.0523 per share, paid on January 15, 2019 to stockholders of record on January 1, 2019. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year. On May 14, 2018, on the fifth anniversary of the date that the Series A Preferred Stock was issued, the applicable rate of the dividend increased from 7% to 11%. Accordingly, the dividend increased from $0.0333 per share to $0.0523 per share.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2018 (in thousands):

		Amount of Commitments Expiring per Period
Obligations and Commitments	Total	2019	2020	2021	2022	2023	Thereafter
Mortgages payable	$717,711	$702,580	$533	$562	$14,036	$-	$-
Interest on mortgages payable (a)	19,428	17,472	716	688	552	-	-
Ground leases	152	107	45	-	-	-	-
Construction projects	4,496	4,496	-	-	-	-	-

Total contractual commitments	$741,787	$724,655	$1,294	$1,250	$14,588	$-	$-

(a)	For variable interest rate debt, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2018.

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

Income Taxes - We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, as amended, beginning with our taxable year ended December 31, 2012. In order to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our stockholders, subject to certain adjustments and excluding any net capital gain. We intend to adhere to these requirements to qualify for REIT status, and assuming we do qualify for taxation as a REIT, we will generally not be subject to federal income taxes to the extent we distribute substantially all of our taxable income to our stockholders. However, our TRS will generally be subject to federal, state, and local income taxes and the consolidated income tax provision includes those taxes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates. At December 31, 2018, our floating rate debt consisted of $702.1 million in mortgage debt (“Variable Mortgage Debt”) acquired in July 2017 with subsequent paydowns during 2018. No principal payments are required on the Variable Mortgage Debt, which matures in July 2019 with five additional one-year extension options for the borrower, subject to certain conditions. The Variable Mortgage Debt is in U.S. dollars and bears interest at LIBOR plus a fixed margin rate of 2.15%. Accordingly, we are vulnerable to changes in U.S. dollar based short-term interest rates, specifically LIBOR.

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

If the prevailing LIBOR on our Variable Mortgage Debt were to increase or decrease by 1.00%, or 100 basis points, the increase or decrease in interest expense on our Variable Mortgage Debt would increase or decrease future earnings by approximately $7.0 million annually excluding any impact of the interest rate cap, if applicable. If interest rates were to change gradually over time, the impact would be spread over time.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of

BRE Select Hotels Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BRE Select Hotels Corp and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 28, 2019

We have served as the Company’s auditor since 2014.

BRE SELECT HOTELS CORP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Investment in real estate, net of accumulated depreciation of $130,231 and $116,180, respectively	$674,130	$758,259
Hotels held for sale	25,305	65,534
Cash and cash equivalents	20,460	22,491
Restricted cash	11,656	9,111
Due from third-party managers, net	4,802	4,284
Insurance receivable	11,958	-
Prepaid expenses and other assets	3,892	3,383
Goodwill	98,682	108,466
Deferred tax assets	335	2,984

TOTAL ASSETS	$851,220	$974,512

LIABILITIES
Accounts payable and accrued expenses	22,706	9,233
Due to third-party managers, net	360	638
Mortgages payable	692,882	738,148
Mortgages payable related to assets of hotels held for sale	22,324	69,905

TOTAL LIABILITIES	738,272	817,924

Commitments and contingencies (Note 8)

7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 43,821,901 shares issued and outstanding at December 31, 2018 and December 31, 2017	82,880	83,040

STOCKHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at December 31, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at December 31, 2018 and December 31, 2017	-	-
Additional paid-in capital	30,068	73,548

TOTAL STOCKHOLDER’S EQUITY	30,068	73,548

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$851,220	$974,512

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year ended December 31,
	2018	2017	2016
REVENUE
Room revenue	$229,548	$243,790	$268,659
Other revenue	11,775	16,088	17,820

Total revenue	241,323	259,878	286,479

EXPENSES
Operating expense	56,066	60,205	65,437
Hotel administrative expense	21,201	22,989	26,260
Sales and marketing	20,101	21,239	22,311
Utilities	7,501	8,382	8,995
Repair and maintenance	10,389	9,388	10,841
Franchise fees	11,713	11,954	13,276
Management fees	7,367	7,943	9,578
Taxes, insurance and other	14,013	15,153	15,449
General and administrative	13,356	9,157	5,164
Depreciation expense	33,459	35,668	38,507

Total expenses	195,166	202,078	215,818

Impairment of investment in real estate	(23,971)	(13,911)	(17,694)
Gain (loss) on sale of hotel properties	786	3,628	(2,342)
Loss on disposals of investment in real estate	-	(4,981)	-
Interest expense, net	(37,003)	(31,722)	(32,144)
Loss on derivatives	-	(152)	(89)

(Loss) income before income tax (expense) benefit	(14,031)	10,662	18,392

Income tax (expense) benefit	(4,055)	(4,628)	1,198

Net (loss) income	(18,086)	6,034	19,590

Series A Preferred Stock dividends declared	(8,054)	(7,973)	(9,641)

Net (loss) income available for common stockholder	$(26,140)	$(1,939)	$9,949

Basic and diluted net (loss) income per common share
Basic and diluted net (loss) income per common share available to common stockholder	$(261,400)	$(19,390)	$99,490

Weighted average common shares outstanding - basic and diluted	100	100	100

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except per share data)

	Common Stock		Series B Preferred Stock		Additional Paid-in Capital	Distributions Greater than Net Income	Total Stockholder’s Equity
	Number of		Number of
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	100	$-	-	$-	$166,872	$-	$166,872

Net income	-	-	-	-	-	19,590	19,590
Cash dividends declared and paid to common stockholder ($540,000 per share)	-	-	-	-	(34,410)	(19,590)	(54,000)
Preferred dividends earned ($0.1332 per share)	-	-	-	-	(9,641)	-	(9,641)

Balance at December 31, 2016	100	$-	-	$-	$122,821	$-	$122,821

Net income	-	-	-	-	-	6,034	6,034
Cash dividends declared and paid to common stockholder ($471,888 per share)	-	-	-	-	(41,155)	(6,034)	(47,189)
Preferred dividends earned ($0.1332 per share)	-	-	-	-	(8,118)	-	(8,118)

Balance at December 31, 2017	100	$-	-	$-	$73,548	$-	$73,548

Net loss	-	-	-	-	(18,086)		(18,086)
Cash dividends declared and paid to common stockholder ($175,000 per share)	-	-	-	-	(17,500)	-	(17,500)
Preferred dividends earned ($0.1802 per share)	-	-	-	-	(7,894)	-	(7,894)

Balance at December 31, 2018	100	$-	-	$-	$30,068	$-	$30,068

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(18,086)	$6,034	$19,590
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	33,459	35,668	38,507
Impairment of investment in real estate	23,971	13,911	17,694
(Gain) loss on sale of hotel properties	(786)	(3,628)	2,342
Loss on disposals of investment in real estate	-	4,981	-
Fair value adjustment of interest rate cap	-	152	89
Amortization of deferred financing costs	5,570	2,673	4,678
Expense of financing fees for mortgage loan	-	1,845	-
Deferred income taxes	2,649	3,067	(5,419)
Other non-cash expenses	-	-	(29)
Changes in operating assets and liabilities:
(Increase) decrease in due to/from third-party managers, net	(796)	(241)	407
Decrease in insurance receivable	-	86	1,429
Increase in prepaid expenses and other assets	(509)	(581)	(1,202)
Increase (decrease) in accounts payable and accrued expenses	4,151	(278)	(659)
(Decrease) increase in other liabilities	-	(145)	145

Net cash provided by operating activities	49,623	63,544	77,572

Cash flows from investing activities:
Capital improvements	(26,901)	(28,587)	(38,983)
Proceeds from sale of hotel properties	99,163	64,833	74,557
Property insurance proceeds	1,768	762	358

Net cash provided by investing activities	74,030	37,008	35,932

Cash flows from financing activities:
Proceeds from mortgage debt	-	800,000	-
Payments of mortgage debt	(98,417)	(776,988)	(53,916)
Payments for financing fees	-	(12,593)	-
Payment for interest rate cap	-	(156)	(89)
Redemption of Series A Preferred Stock	-	(54,265)	-
Dividends paid to Series A Preferred stockholders	(7,222)	(8,925)	(9,641)
Dividends paid to common stockholder	(17,500)	(47,189)	(54,000)

Net cash used in financing activities	(123,139)	(100,116)	(117,646)

Net increase (decrease) in cash and cash equivalents and restricted cash	514	436	(4,142)

Cash and cash equivalents and restricted cash, beginning of period	31,602	31,166	35,308

Cash and cash equivalents and restricted cash, end of period	$32,116	$31,602	$31,166

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$31,362	$29,256	$27,776
Taxes paid	$1,162	$2,318	$5,151
Accrued capital improvements	$5,905	$2,984	$5,055
Accrued 7% Series A Preferred Stock dividends	$2,292	$1,459	$2,410
Insurance receivable for loss due to property damage	$11,958	-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated)

1.	Organization

BRE Select Hotels Corp, together with its wholly-owned subsidiaries (the “Company”), is a Delaware corporation that qualifies as a real estate investment trust, or REIT, for federal income tax purposes commencing in the year ended December 31, 2012. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of December 31, 2018, the Company owned 48 hotels located in 16 states with an aggregate of 5,662 rooms.

2.	Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all of the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The following table provides detail regarding cash and restricted cash that sums to the total of such amounts presented in the accompanying consolidated statements of cash flows.

	December 31,
	2018	2017	2016
Cash	$20,460	$22,491	$25,170
Restricted cash	11,656	9,111	5,996

Total cash and restricted cash	$32,116	$31,602	$31,166

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

During the years ended December 31, 2018 and 2017, respectively, the Company identified indicators of impairment for certain properties. As a result, a test for impairment of each property was performed with fair value determined based on the estimated sales proceeds for the property. The Company estimated the sales proceeds based on the agreement of purchase and sale (subject to certain terms) entered into for the properties, when applicable. The following tables summarize the impairments of investments in real estate recorded in 2018 and 2017, respectively:

Date of Impairment Charge	Property	Impairment
June 2018	Residence Inn - Pittsburgh, Pennsylvania	$13,605
June 2018	Hilton Garden Inn - McAllen, Texas	4,702
September 2018	Residence Inn - Laredo, Texas	393
September 2018	Homewood Suites - Laredo, Texas	1,395
September 2018	Residence Inn - Pittsburgh, Pennsylvania	670
December 2018	Courtyard - Dothan, Alabama	2,777
December 2018	Residence Inn - Laredo, Texas	146
December 2018	Homewood Suites - Laredo, Texas	283

	Total impairments of investment in real estate - 2018	$23,971

Date of Impairment Charge	Property	Impairment
June 2017	Fairfield Inn - Pensacola, Florida	$444
June 2017	Courtyard - Valdosta, Georgia	2,544
December 2017	Residence Inn - Huntsville, Alabama	2,974
December 2017	Marriott - Redmond, Washington	7,949

	Total impairments of investment in real estate - 2017	$13,911

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

The following table details the carrying amount of the Company’s goodwill at December 31, 2018 and 2017. The goodwill allocated to the sale of hotel properties as of December 31, 2017 represents the goodwill amounts allocated at the Acquisition Date to the Residence Inn – Huntsville, Alabama and Marriott – Redmond, Washington hotel properties which were classified as held for sale as of December 31, 2017 (see Note 5) and sold during the year ended December 31, 2018, and was included within the determination of gain on sale of hotel properties presented in the accompanying consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2018.

The goodwill allocated to the sale of hotel properties during the year ended December 31, 2017 represents the goodwill amounts allocated at the Acquisition Date to the Fairfield Inn – Huntsville, Alabama, TownePlace Suites – Arlington, Texas, Springhill Suites – Clearwater, Florida, TownePlace Suites – Las Colinas, Texas, Courtyard – Albany, Georgia, Springhill Suites – Arlington, Texas, Courtyard – Valdosta, Georgia and Fairfield Inn – Pensacola, Florida hotel properties which were sold during the year ended December 31, 2017, and is included within the determination of gain on sale of hotel properties presented in the accompanying consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2017.

Balance as of December 31, 2016	$116,470
Allocated to sale of hotel properties	(8,004)
Balance as of December 31, 2017	108,466
Allocated to sale of hotel properties	(9,784)

Balance as of December 31, 2018	$98,682

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU 2014-09 effective January 1, 2018, electing to utilize the modified retrospective transition method. The Company evaluated all of its revenue streams under the new model and determined that the standard did not materially impact the amount and timing of revenue recognition in the Company’s consolidated financial statements.

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

Food and beverage revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or banquet services. The Company’s contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the banquet facilities and related dining amenities are provided to the customer. The Company believes there are no significant judgments made in the recognition of food and beverage revenue. The Company recognized $7.3 million, $10.4 million, and $12.0 million of food and beverage revenue during the years ended December 31, 2018, 2017, and 2016, respectively. Food and beverage revenue is included in other revenue in the Company’s consolidated statements of operations.

Sales and Marketing Costs - Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Income Taxes - The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the Company’s taxable year ended December 31, 2012. In order to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its stockholder, subject to certain adjustments and excluding any net capital gain. The Company’s taxable REIT income and dividend requirements to maintain REIT status are determined on an annual basis. The Company intends to adhere to these requirements to qualify for REIT status, and assuming it does qualify for taxation as a REIT, it will generally not be subject to federal income taxes to the extent it distributes substantially all of its taxable income to the Company’s stockholder. Dividends paid in excess of REIT taxable income for the year will generally not be taxable to the common stockholder. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state and local income taxes and the consolidated income tax provision includes those taxes.

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

(Loss) income per Common Share - Basic (loss) income per common share is computed based upon the weighted average number of shares outstanding during the period, after giving effect to the 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) dividends declared during the period. There were no potential dilutive shares during the applicable periods and, as a result, basic and dilutive outstanding shares were the same.

Segment Information - The Company derives revenues and cash flows from its hotel portfolio. Hotel portfolio financial information is analyzed for purposes of assessing performance and allocating resources. Therefore, the Company has one operating segment consisting of its hotel portfolio.

Recent Accounting Pronouncements - In February 2016, the FASB issued ASU 2016-02, Leases, which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. In July 2018, the FASB issued ASU 2018-11 which approved an amendment to ASU 2016-02 that allows a practical expedient for lessors from separating lease and non-lease components. Based on the review of our leases, we are a lessee on two ground leases, parking leases, hotel equipment leases and office space leases. Based on terms of our current leases, we have calculated the right-of-use asset and lease liability to be valued within a range of $0.6 million and $0.7 million as of January 1, 2019. We are currently determining the appropriate discount rate to utilize within our calculations of the right-of-use asset and lease liability, and, as such, we have not finalized our calculations as of December 31, 2018. We are still evaluating the impact this ASU will have on the accounting for our leasing arrangements as well as our disclosures within the notes to our consolidated financial statements. The provisions of the standard will be effective for the Company on January 1, 2019.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. The adoption of this new guidance as of January 1, 2018 under the retrospective transition method did not impact the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to waiting until the asset is sold to an outside party. The adoption of this new guidance on January 1, 2018 on a modified retrospective basis did not impact the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case the transaction would be accounted for as an asset acquisition. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. The adoption of this new guidance on January 1, 2018 did not impact the Company’s consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of ASC Subtopic 610-20 and adds guidance for the derecognition of nonfinancial assets. The standard was effective with ASU 2014-09, presented above. The adoption of this new guidance on January 1, 2018 on a modified retrospective approach did not impact the Company’s consolidated financial statements.

3. Investment in Real Estate, net

Investment in real estate, net as of December 31, 2018 and 2017 consisted of the following:

	December 31,	December 31,
	2018	2017
Land and Improvements	$109,033	$117,418
Building and Improvements	630,723	693,132
Furniture, Fixtures and Equipment	57,843	57,422
Construction in Progress	6,762	6,467

	804,361	874,439
Less: Accumulated Depreciation	(130,231)	(116,180)

Investment in Real Estate, net	$674,130	$758,259

4. Sale of Hotel Properties

During the year ended December 31, 2018, the Company sold four hotels as summarized below.

Hotel	Date of Sale	Proceeds	Gain/ (Loss)	Mortgage Payable Repaid
Residence Inn - Huntsville, Alabama	January 2018	$7,587	$-	$7,587
Marriott - Redmond, Washington	February 2018	68,458	704	68,917
Residence Inn - Pittsburgh, Pennsylvania	October 2018	9,364	(5)	7,709
Springhill Suites - Fort Worth, Texas	December 2018	13,754	87	13,720

Total		$99,163	$786	$97,933

The Company received proceeds of $99.2 million from the sale of these hotels, which are net of $3.1 million in selling costs. Due to the sale of these hotels, the Company made an additional principal payment of $6.6 million in order to comply with the debt yield as required under the terms of the Company’s mortgage loan agreement. During the year ended December 31, 2017, the Company recorded a $10.9 million impairment associated with classifying the Residence Inn – Huntsville, Alabama property and the Marriott – Redmond, Washington property as held for sale (see Note 5).

During the year ended December 31, 2017, the Company sold eight hotels as summarized below.

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

5. Hotels Held for Sale

During the fourth quarter of 2018, the Company committed to a plan to sell three hotels, and accordingly, the hotels were classified as hotels held for sale as of December 31, 2018. Hotels held for sale presented in the consolidated balance sheet consists of the investment in real estate of each hotel, which was measured at December 31, 2018 at the lower of carrying value or fair value, less costs to sell. Mortgages payable related to assets of hotels held for sale presented in the consolidated balance sheet represents the principal of the mortgages payable that the Company is contractually required to repay in connection with the sale of the hotels. There are no other major captions of assets or liabilities related to the hotels held for sale. The following is a summary of hotels held for sale as of December 31, 2018.

Hotel	Assets of Hotels Held for Sale
Homewood Suites - Laredo, Texas	$9,748
Residence Inn - Laredo, Texas	9,252
Courtyard - Dothan, Alabama	6,305

Total	$25,305

Subsequent to December 31, 2018, the Company sold the three hotels held for sale as summarized below:

Hotel	Date of Sale	Proceeds	Mortgage Payable Repaid
Homewood Suites - Laredo, Texas	January 2019	$9,748	$8,159
Residence Inn - Laredo, Texas	February 2019	9,252	7,149
Courtyard - Dothan, Alabama	February 2019	6,271	7,016

Total		$25,271	$22,324

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

Hotel	Assets of Hotels Held for Sale
Residence Inn - Huntsville, Alabama	$6,341
Marriott - Redmond, Washington	59,193

Total	$65,534

Subsequent to December 31, 2017, the Company sold the two hotels held for sale as summarized below:

Hotel	Date of Sale	Proceeds	Mortgage Payable Repaid
Residence Inn - Huntsville, Alabama	January 2018	$7,587	$4,694
Marriott - Redmond, Washington	February 2018	67,753	65,211

Total		$75,340	$69,905

6. Mortgages Payable

Mortgages payable as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Mortgages payable before unamortized deferred financing costs	$695,387	$746,223
Unamortized deferred financing costs	(2,505)	(8,075)

Mortgages payable related to assets held and used	$692,882	$738,148

Mortgages payable related to assets of hotels held for sale	22,324	69,905

Total mortgages payable	$715,206	$808,053

On July 7, 2017, certain indirect wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a loan agreement (the “Loan Agreement”) with Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Lenders”), pursuant to which the Borrowers obtained an $800 million mortgage loan from the Lenders (the “Loan”). The Loan was secured by first-priority, cross-collateralized mortgage liens on 51 of the 52 properties then owned or ground-leased by certain subsidiaries of the Company, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, a subsidiary of the Company (the “Operating Lessee”), and a security interest in deposit accounts.

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

The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. One-month LIBOR was 2.456% and 1.478% as of December 31, 2018 and December 31, 2017, respectively. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The Company anticipates that it will exercise the extension options as it is probable that the Company will be in compliance with all of the requirements of the Loan, and thereby have the ability to extend. The Loan is not subject to any mandatory principal amortization. The Loan contains various representations and warranties, as well as certain financial, operating and other covenants. The Company believes it was in compliance with all applicable covenants as of December 31, 2018 and 2017.

In connection with the Loan, the Company capitalized deferred financing costs of $10.8 million, which consists of amounts paid for direct and indirect costs associated with the origination of the Loan. The Company additionally incurred $1.8 million of professional fees and other costs associated with the Loan that did not meet the criteria for capitalization as deferred financing costs, and were included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2017. Deferred financing costs were $2.5 million and $8.1 million as of December 31, 2018 and 2017, respectively, and are presented as a direct deduction of mortgages payable on the consolidated balance sheets. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $15.6 million and $16.1 million as of December 31, 2018 and 2017, respectively, and is included in mortgages payable in the consolidated balance sheets.

Components of interest expense for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Mortgage debt	$31,535	$29,330	$27,829
Amortization of deferred financing costs	5,570	2,673	4,678
Capitalized interest	(102)	(281)	(363)

Total interest expense, net	$37,003	$31,722	$32,144

The Company had an effective interest rate of 4.20%, 3.61% and 3.34% for its debt during 2018, 2017, and 2016, respectively. As of December 31, 2018 and 2017, the Company’s weighted average interest rate on its debt was 4.61% and 3.65%, respectively.

Future scheduled principal payments of debt obligations (including the sale of the hotels held for sale as of December 31, 2018 during fiscal year 2019) as of December 31, 2018 are as follows:

2019	$702,580
2020	533
2021	562
2022	14,036
2023	-
Thereafter	-

Total	$717,711

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

	December 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial liabilities not measured at fair value:
Mortgages payable and mortgages payable related to assets of hotels held for sale	$717,711	$717,227	$816,128	$815,677

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

Mortgages payable and mortgages payable related to assets of hotels held for sale – For fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The estimated fair value of the mortgages payable and mortgages payable related to assets of hotels held for sale in the table above includes the estimated fair value of the mortgage loan secured by the Company’s Fort Worth, Texas Residence Inn property, and the Company’s carrying value of the Loan at December 31, 2018 and 2017, including carrying amounts related to assets of hotels held for sale, if applicable. The fair value of the Loan at December 31, 2018 and 2017 cannot be reasonably estimated because it is not readily determinable without undue cost.

Impairment of investment in real estate – The impairment determinations during the years ended December 31, 2018 and 2017 for the properties described in Note 2 were based on Level 2 fair value measurements.

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

On or around June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from a major storm in the area in late May 2015. Remediation work commenced immediately, and while the hotel partially reopened on October 27, 2015, all rooms were not restored to service until April 2017. Three other hotels the Company owns in the Dallas-Fort Worth area (SpringHill Suites Dallas Downtown, TownePlace Suites Las Colinas, and Residence Inn Fort Worth Cultural District) were significantly damaged in the same May 2015 storm. The remaining insurance receivables related to fiscal year 2015 property insurance claims totaled $5.1 million as of December 31, 2016. After negotiations with the insurance providers failed to resolve the dispute, the Company filed a lawsuit in August 2017 in order to collect the remaining amounts due from the insurance providers. Since the matter was subject to litigation and the collectability of the insurance receivable was no longer deemed probable and reasonably assured due to the uncertainty involved with the outcome of the litigation, during the fourth quarter of 2017, the Company recorded an allowance of $5.0 million against the insurance receivable and a corresponding loss on disposals of investment in real estate of $5.0 million for the year ended December 31, 2017. The Company collected $0 and $0.1 million of the insurance receivable during the years ended December 31, 2018 and 2017, respectively. On March 4, 2019, the Company and the property insurer defendants concluded a settlement agreement for $16.0 million, resolving the insurance coverage dispute between them with respect to the properties at issue in the coverage litigation. In addition, the Company and a separate pollution legal liability insurer defendant have reached an agreement-in-principle to settle their coverage dispute regarding the same relevant properties. The Company anticipates that its settlement agreement with the pollution legal liability insurer will be finalized and that the pending coverage litigation will thereafter be dismissed.

In September 2018, the Company evacuated and temporarily closed the Courtyard in Myrtle Beach, South Carolina due to damage incurred from Hurricane Florence. In October 2018, Hurricane Michael struck the Florida Panhandle as a category 4 hurricane which resulted in widespread damage, flooding, and power outages. The Company evacuated and temporarily closed the Courtyard Panama City and three additional hotels were also impacted by the hurricane, but were able to remain open. The Company maintains insurance which is subject to a deductible of approximately $1.3 million. The Company recorded an insurance receivable of $12.0 million for the insurance claims as of December 31, 2018 and an impairment of investment in real estate of $4.8 million during the year ended December 31, 2018, which represents the Company’s estimate of property damage and remediation costs incurred up to the insurance policy deductibles. The Company also anticipates receiving proceeds from business interruption insurance to cover business lost as a result of the hurricanes.

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

The Company, as the successor to Apple Six, is subject to claims for alleged acts of Apple Six that occurred prior to the Merger. On February 24, 2017, a putative class action, captioned Wilchfort v. Knight, et al., Civil Action No. 17-cv-01046 (E.D.N.Y.), was filed in the United States District Court for the Eastern District of New York against BRE Select Hotels Corp, as successor-in-interest to Apple REIT Six, Inc., Apple Hospitality REIT, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. (together with Apple REIT Six, Inc. and Apple REIT Seven, Inc., the “Apple REITs”), certain of the Apple REITs’ directors, officers and advisors, and Apple Fund Management, LLC. Plaintiff seeks to represent a class of all persons and entities who elected to participate in Apple REITs’ Dividend Reinvestment Plans (“DRIPs”) between July 17, 2007 and the later of the termination and/or suspension of the respective DRIPs or February 12, 2014. The complaint alleges, among other things, that the prices at which plaintiff and the purported class members purchased additional shares through the DRIPs were artificially inflated and not indicative of the true value of units in the Apple REITs. Plaintiff asserts claims for breach of contract, tortious interference with contract and tortious interference with business expectancy and breach of implied duty of good faith and fair dealing and seeks, among other things, damages and other costs and expenses. On March 30, 2018, the court granted in part and denied in part the Company’s motion to dismiss and, on April 13, 2018, plaintiffs filed an amended complaint, captioned Wilchfort et al. v. BRE Select Hotels Corp., Civil Action No. 17-cv-1046 (E.D.N.Y.). On May 31, 2018, plaintiff filed a Second Amended Class Action Complaint, captioned Battaglia v. BRE Select Hotels Corp., Civil Action No. 17-cv-01046 (E.D.N.Y.), which, among other things, narrowed the putative class period to February 24, 2011 through November 29, 2012. On June 4, 2018, plaintiff filed a motion for class certification. On June 27, 2018, the Company filed an Answer to the Second Amended Class Action Complaint. On March 1, 2019, the parties executed a settlement agreement to resolve all of plaintiff’s claims without any admission of wrongdoing for $3.75 million. Also, on March 1, 2019, the plaintiff filed a motion for preliminary approval of the settlement agreement. The settlement agreement is also subject to final approval by the court, and there can be no assurance that the court will approve such settlement. As of December 31, 2018, the company had fully reserved for this settlement amount. For a discussion of the terms of the settlement agreement as it relates to the Series A Preferred Stock, see “Item 1A, Risk Factors – The liquidation preference of the Series A Preferred Stock may be reduced in the future.”

In February 2017, the Company received $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program arising out of damages suffered by four properties prior to the Merger. The proceeds are included in other revenue in the consolidated statement of operations for the year ended December 31, 2017.

Franchise Agreements – As of December 31, 2018, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas, which was sold in December 2018, and the Marriott in Redmond, Washington, which was sold in February 2018, (the “Marriott Managed Properties”), were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the consolidated statements of operations.

Management Agreements – As of December 31, 2018, each of the Company’s 48 hotels were operated and managed, under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% - 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the consolidated statements of operations. The agreements have remaining terms generally ranging from less than one year to 15 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, enters into management agreements to manage retail premises ancillary to its hotels.

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

Ground Leases – As of December 31, 2018, two of the Company’s hotel properties had ground leases with remaining terms of less than 2 years, which may be extended at the Company’s election. Ground lease expenses totaled $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2018, 2017, and 2016, and are included in taxes, insurance and other in the consolidated statements of operations. The aggregate amounts of minimum lease payments under these lease agreements for the five years subsequent to December 31, 2018 and thereafter are as follows:

2019	$107
2020	45
2021	-
2022	-
Thereafter	-

Total	$152

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

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million from the date of the Merger described in Note 1. On March 1, 2019, we entered into an agreement to settle litigation relating to alleged legacy acts for $3.75 million (see Part I, Item 3, “Legal Proceedings” for additional information regarding the litigation.) After giving effect to the payment of such settlement amount and related expenses, the net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million. Although the terms of the Series A Preferred Stock contemplate a reduction to the initial liquidation preference of the Series A Preferred Stock should such net costs and payments exceed $3.5 million, as part of the settlement agreement, the Company agreed to not reduce the liquidation preference of the Class A Preferred Stock as a result of the settlement amount and related expense. Under the settlement agreement, such net costs and payments are deemed to equal $3.5 million upon the Company’s payment of the settlement amount to an escrow account for the class. The settlement remains subject to preliminary and final court approval. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of December 31, 2018, the initial liquidation preference has not been adjusted.

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

As of December 31, 2018 and 2017, BRE Holdings owned approximately 0.9 million shares of the Series A Preferred Stock, respectively.

Dividends were declared to be paid in cash for all four quarters of 2018, 2017 and 2016, of which 100% were characterized as ordinary income. During the year ended December 31, 2018, the Board of Directors of the Company declared the following dividends on the Series A Preferred Stock:

	Dividend	Dividend	Dividend
Declaration Date	Per Share	Record Date	Payment Date
March 26, 2018	$0.0333	April 1, 2018	April 16, 2018
June 29, 2018	$0.0459	July 1, 2018	July 16, 2018
October 12, 2018	$0.0523	October 1, 2018	October 17, 2018
December 18, 2018	$0.0523	January 1, 2019	January 10, 2019

As of December 31, 2018, the Company accrued $2.3 million for the dividend declared on December 18, 2018, which is included in accounts payable and accrued expenses in the consolidated balance sheet.

The table below reconciles the Series A Preferred Stock for the years ended December 31, 2018, 2017 and 2016:

Ending balance as of December 31, 2015	$137,160
Dividends declared in 2016	(9,641)
Dividends earned in 2016	9,641

Ending balance as of December 31, 2016	$137,160
Dividends declared in 2017	(7,973)
Dividends earned in 2017	8,118
Redemption of preferred shares	(54,265)

Ending balance as of December 31, 2017	$83,040
Dividends declared in 2018	(8,054)
Dividends earned in 2018	7,894

Ending balance as of December 31, 2018	$82,880

On March 26, 2019, the Board of Directors of the Company approved the redemption of 20,945,000 shares of Series A Preferred Stock from holders of record on March 29, 2019 (representing approximately 47.80% of the total Series A Preferred Stock outstanding) with the aggregate redemption price expected to be approximately $40.0 million. The shares of Series A Preferred Stock are scheduled to be redeemed on May 1, 2019 with payment for such redeemed shares to occur shortly thereafter. The foregoing disclosure does not constitute a notice of redemption of the Series A Preferred Stock.

10. Stockholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At December 31, 2018 and 2017, there were 100 shares of common stock issued and outstanding.

BRE Holdings owns 100% of the Company’s issued and outstanding common stock. Dividends were declared to be paid in cash for all four quarters of 2018, of which 1.42% were characterized as ordinary income and 98.58% were characterized as return on capital. During the year ended December 31, 2018, the Board of Directors of the Company declared the following dividends on the common stock:

	Dividend	Dividend	Dividend
Declaration Date	per Share	Record Date	Payment Date
February 8, 2018	$40,000.00	February 8, 2018	February 9, 2018
May 11, 2018	$60,000.00	May 11, 2018	May 15 and 21, 2018
August 17, 2018	$20,000.00	August 17, 2018	August 17, 2018
October 30, 2018	$55,000.00	November 14, 2018	November 14, 2018

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

The provision for income taxes differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences.

	Year Ended December 31,
	2018		2017		2016
Statutory federal income tax provision	($3,041)	21.0%	$3,625	34.0%	$6,253	34.0%
Adjustment for nontaxable income	583	(4.0%)	(6,012)	(56.4%)	(6,635)	(36.1%)
State income taxes, net of federal income tax benefit	(63)	0.4%	136	1.3%	126	0.7%
Contributions to TRS	-	0.0%	-	0.0%	(942)	(5.1%)
Change in federal tax rate	191	(1.3%)	3,502	32.8%	-	0.0%
Valuation allowance	6,385	(44.1%)	3,377	31.7%	-	0.0%
Other	-	0.0%	-	0.0%	-	0.0%

Total income tax expense (benefit)	$4,055	(28.0%)	$4,628	43.4%	($1,198)	(6.5%)

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Income tax expense (benefit):
Current:
Federal	$1,025	$1,452	$3,353
State	380	254	728
Deferred:
Federal	2,488	2,685	(4,822)
State	162	237	(457)

Total	$4,055	$4,628	($1,198)

The components of the consolidated TRS’s net deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Deferred tax assets:
Accrued expenses and other	$361	$357
Prepaid expenses and other	-	2
Investment in real estate book-tax basis difference	2,851	4,292
Goodwill book-tax basis difference	2,511	1,096
Net operating loss carryforward	5,385	1,549

Total deferred tax assets before valuation allowances	11,108	7,296
Valuation allowances	(10,747)	(4,312)

Deferred tax assets	$361	$2,984

Deferred tax liabilities:
Prepaid expenses and other	($26)	$-

Deferred tax asset, net	$335	$2,984

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The $10.7 million and $4.3 million valuation allowances recorded at December 31, 2018 and 2017, respectively, are for net operating loss (“NOL”) carryforwards where it is not considered more likely than not that the NOL carryforwards will be realized prior to expiration. The NOL carryforwards will begin to expire in 2034. Based on tax planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

A position taken or expected to be taken by the Company in a tax return is recognized, or derecognized, in the consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of December 31, 2018, the Company does not have any uncertain tax positions. The Company’s policy for interest and penalties, if any, on uncertain tax positions recognized in the consolidated financial statements is to classify these as interest expense and operating expense, respectively.

The Company conducts business and files tax returns in the United States and numerous states and local jurisdictions. The Company’s tax years are generally open after 2014.

On December 22, 2017, the United States (U.S.) government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to existing tax law including, among other things, a reduction in the U.S. federal statutory tax rate from 34% to 21%.

As a result of the Tax Act, the Company has revised its effective federal statutory income tax rate to reflect a reduction in the rate from 34% to 21% effective January 1, 2018. The Company remeasured its U.S. federal net deferred tax assets as of December 31, 2018 at the lower effective tax rate and recorded a tax expense of $4.1 million for the year ended December 31, 2018.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. As of the end of May 2018, the Sponsor no longer has an equity investment in Hilton, however, an executive of the Sponsor is the Chairman of the Board of Directors of Hilton. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company or holders of Series A Preferred Stock. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $18.6 million, $18.1 million and $17.5 million of franchise fees, marketing fees, and other expenses during the years ended December 31, 2018, 2017 and 2016, respectively, under agreements with Hilton or its subsidiaries. No amounts were owed to Hilton at either December 31, 2018 or December 31, 2017.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $3.9 million, $2.2 million and $1.6 million to this management company during the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the Company prepaid this management company $0.5 million and $0 at December 31, 2018 and 2017, respectively, which is included in prepaid expenses and other assets in the consolidated balance sheets.

13. Quarterly Financial Data (unaudited)

	Quarter Ended - 2018
	March 31	June 30	September 30	December 31 (a)
	(in thousands, except per share data)
Revenues	$55,777	$64,798	$67,580	$53,168
Net income (loss)	346	(8,552)	4,453	(14,333)
Series A Preferred Stock dividends declared	(1,459)	(2,011)	(2,292)	(2,292)
Net (loss) income available for common stockholder	(1,113)	(10,563)	2,161	(16,625)
Basic and diluted net (loss) income per common share available to common stockholder	($11,130.00)	($105,630.00)	$21,610.00	($166,250.00)
Distributions declared and paid per common share	$40,000.00	$60,000.00	$20,000.00	$55,000.00

	Quarter Ended - 2017
	March 31 (b)	June 30	September 30	December 31 (c)
	(in thousands, except per share data)
Revenues	$61,320	$69,923	$71,747	$56,888
Net income (loss)	9,210	6,905	5,242	(15,323)
Series A Preferred Stock dividends declared	(2,410)	(2,411)	(1,693)	(1,459)
Net income (loss) available for common stockholder	6,800	4,494	3,549	(16,782)
Basic and diluted net income (loss) per common share available to common stockholder	$68,000.00	$44,940.00	$35,490.00	($167,820.00)
Distributions declared and paid per common share	$100,000.00	$142,500.00	$164,387.71	$65,000.00

(a)	Includes $3.75 million related to the Apple Six litigation settlement (see Note 8).
(b)	Includes $1.4 million in proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program (see Note 8).
(c)	Includes $5.0 million loss on disposals of investment in real estate due to allowance recorded against the Company’s insurance receivable (see Note 8).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The board of directors and executive officers of the Company are currently comprised of the following four individuals:

Name	Age	Service as Director	Executive Office
William Stein	56	Since 2012	Chief Executive Officer and Senior Managing Director
Brian Kim	39	Since 2012	Chief Financial Officer, Vice President and Managing Director
A.J. Agarwal	52	Since 2013	President and Senior Managing Director
Tyler Henritze	38	Since 2013	Secretary, Vice President and Senior Managing Director

William J. Stein – Mr. Stein, 56, is the Company’s Chief Executive Officer and Senior Managing Director, and he has served as a director and officer of the Company since November 2012. Mr. Stein is a Senior Managing Director in the Real Estate Group of Blackstone, an affiliate of the Company. Since joining Blackstone in 1997, Mr. Stein has been involved in the direct asset management and asset management oversight of Blackstone’s global real estate platform with over $115 billion of investor capital under management. Before joining Blackstone, Mr. Stein was a Vice President at Heitman Real Estate Advisors and JMB Realty Corp. Mr. Stein received a B.B.A. from the University of Michigan and an M.B.A. from the University of Chicago. Mr. Stein currently serves on the Board of Directors of Invitation Homes Inc., Nevada Property 1 LLC (The Cosmopolitan of Las Vegas), and Edens Investment Trust and is a member of the University of Michigan Ross School of Business Advisory Board and the University of Michigan Real Estate Fund Advisory Board. He previously served as a board member of Hilton Worldwide Holdings Inc. until June 2017, Extended Stay America, Inc. until June 2017, La Quinta Holdings Inc. until November 2014 and Brixmor Property Group Inc. until August 2016. In selecting Mr. Stein to serve as a director, the Company considered Mr. Stein’s tenure with Blackstone involving the direct asset management and asset management oversight of Blackstone’s global real estate assets, as well as his prior executive positions at other real estate advisory firms.

Brian Kim – Mr. Kim, 39, is the Company’s Chief Financial Officer, Vice President and Managing Director and he has served as a director and officer of the Company since May 2013. Mr. Kim is a Managing Director in the Real Estate Group of Blackstone and the Head of Acquisitions and Capital Markets at Blackstone Real Estate Income Trust, Inc. (“BREIT”), each affiliates of the Company. Since joining Blackstone in 2008, Mr. Kim has played a key role in a number of Blackstone’s real estate investments and the creation of Blackstone’s select service hotel platform. Prior to joining Blackstone, Mr. Kim worked at Apollo Real Estate Advisors, Max Capital Management Corp. and Credit Suisse First Boston. Mr. Kim received an A.B. in Biology from Harvard College with honors. He currently serves as a board member of CorePoint Lodging Inc. and previously served as a board member of LaQuinta Holdings Inc. until May 2018. In selecting Mr. Kim to serve as a director, we considered his affiliation with Blackstone, his significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, his experience in working with the management of various other companies owned by Blackstone’s funds, his experience with real estate investing and his extensive financial background.

A.J. Agarwal – Mr. Agarwal, 52, is the Company’s President, and he has served as a director and officer of the Company since May 2013. Mr. Agarwal is a Senior Managing Director in the Real Estate Group of Blackstone and President and a director of BREIT, each affiliates of the company. Mr. Agarwal oversees Blackstone’s U.S. Core and Core+ real estate business. Prior to launching and leading Blackstone’s Core+ business in 2014, Mr. Agarwal was co-head of U.S. Acquisitions and oversaw more than $15 billion of equity commitments and $50 billion of transactions across all real estate asset classes. Mr. Agarwal joined Blackstone in 1992 and is a member of Blackstone’s Real Estate Investment Committee. Mr. Agarwal graduated magna cum laude from Princeton University and received an M.B.A. from Stanford University Graduate School of Business. Mr. Agarwal currently serves on the Board of Directors of BREIT. Mr. Agarwal previously served as a board member of Extended Stay America, Inc. until March 2015 and of Brixmor Property Group Inc. until July 2015. In selecting Mr. Agarwal to serve as a director, the Company considered Mr. Agarwal’s expertise as a Senior Managing Director in evaluating real estate acquisitions in the North American region and his financial advisory background in the real estate and leisure/lodging sector.

Tyler Henritze – Mr. Henritze, 38, is the Company’s Secretary, Vice President and Senior Managing Director, and he has served as a director and officer of the Company since May 2013. Mr. Henritze is a Senior Managing Director in Blackstone’s Real Estate Group and the Head of Blackstone’s Real Estate U.S. Acquisitions. Since joining Blackstone in 2004, Mr. Henritze has been involved in over $100 billion of real estate investments across all property types. Before joining Blackstone, Mr. Henritze worked at Merrill Lynch, where he was an Analyst in the Real Estate Investment Banking group. Mr. Henritze received a B.S. in Commerce from The McIntire School at the University of Virginia where he graduated with distinction. He currently serves as a board member of Nevada Property 1 LLC (The Cosmopolitan of Las Vegas). He previously served as a board member of Hilton Worldwide Holdings Inc. until May 2015 and Park Hotels and Resorts Inc. until December 2017. He also helped found and serves on the investment community board of City Year New York. In selecting Mr. Henritze to serve as a director, the Company considered his affiliation with Blackstone, his significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, his experience in working with the management of various other companies owned by Blackstone’s funds, his experience with real estate investing and his extensive financial background.

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

Transactions with Related Persons

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. As of the end of May 2018, the Sponsor no longer has an equity investment in Hilton, however, an executive of the Sponsor is the Chairman of the Board of Directors of Hilton. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company or holders of Series A Preferred Stock. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $18.6 million, $18.1 million and $17.5 million of franchise fees, marketing fees, and other expenses during the years ended December 31, 2018, 2017 and 2016, respectively, under agreements with Hilton or its subsidiaries. No amounts were owed to Hilton at either December 31, 2018 or December 31, 2017.

A management company provided services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $3.9 million, $2.2 million and $1.6 million to this management company during the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the Company prepaid this management company $0.5 million and $0 at December 31, 2018 and 2017, respectively, which is included in prepaid expenses and other assets in the consolidated balance sheets.

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

Item 14.	Principal Accounting Fees and Services

The firm of Deloitte & Touche LLP served as the independent auditors for the Company’s last two fiscal years. The following table presents fees for professional services for the audit of our financial statements for 2018 and 2017, along with fees billed for other services rendered:

Year	Firm	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2018	Deloitte & Touche LLP	$505,000	$-	$339,000	$-
2017	Deloitte & Touche LLP	$592,743	$-	$339,950	$-

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

1. Financial Statements of BRE Select Hotels Corp

Report of Independent Registered Public Accounting Firm as of December 31, 2018 and 2017 and each of the three years in the period ended December 31, 2018 — Deloitte & Touche LLP

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

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

3. Exhibits

Exhibit Number	Description of Documents

2.1	Agreement and Plan of Merger, dated as of November 29, 2012, among Apple REIT Six, Inc., a Virginia corporation, BRE Select Hotels Holdings LP, a Delaware limited partnership, and BRE Select Hotels Corp, a Delaware corporation and a wholly-owned subsidiary of Buyer (incorporated by reference from Annex A of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013 (File No. 333-186090)).

2.2	Plan of Merger merging Apple REIT Six, Inc., a Virginia corporation, with and into BRE Select Hotels Corp, a Delaware Corporation (incorporated by reference from Annex B of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013 (File No. 333-186090)).

3.1	Amended and Restated Certificate of Incorporation of BRE Select Hotels Corp (incorporated by reference from Exhibit 3.1 of BRE Select Hotels Corp’s Form 8-K filed on May 20, 2013 (File No. 333-186090)).

3.2	Amended and Restated Bylaws of BRE Select Hotels Corp (incorporated by reference from Exhibit 3.2 of BRE Select Hotels Corp’s Form 8-K filed on May 20, 2013 (File No. 333-186090)).

4.1	Form of Certificate of Designations of 7% Series A Cumulative Redeemable Preferred Stock of BRE Select Hotels Corp (incorporated by reference from Annex E of BRE Select Hotel Corp’s prospectus filed in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on April 2, 2013 (File No. 333-186090)).

10.1	Loan Agreement dated as of July 7, 2017 by and among BRE Select Hotels Properties LLC, BRE Select Hotels Tuscaloosa LLC, BRE Select Hotels Redmond LLC, BRE Select Hotels AZ LLC, BRE Select Hotels TX L.P., BRE Select Hotels NC L.P., BRE Select Hotels Properties II LLC and BRE Select Hotels Properties II Sub LLC, collectively, as Borrower, and BRE Select Hotels Operating LLC, as Operating Lessee, and Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017 (File No. 333-186090)).

10.2	Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement by Borrower and Operating Lessee, collectively, as Mortgagor, to Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as Mortgagee (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017 (File No. 333-186090)).

10.3	Guaranty Agreement executed as of July 7, 2017 by BSHH LLC in favor of Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as Lender (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017 (File No. 333-186090)).

21.1*	Subsidiaries of the registrant.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BRE Select Hotels Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.

*Filed herewith

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

BRE SELECT HOTELS CORP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2018

(dollars in thousands)

				Initial Cost to Company (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Cost at Which Carried at Close of Period (3) (4)
City	State	Brand	Encumbrances	Land	Building and Improvements	Land, Building and Improvements	Land	Bldg/FF&E/ Other	Total	Acc Depr	Year of Construction	Date Acquired	Depreciable Life
Dothan	Alabama	Hampton Inn & Suites	9,123	1,110	6,700	1,774	1,115	8,469	9,584	(1,498)	2004	May-13	3 -39 yrs.
Tuscaloosa	Alabama	Courtyard	4,639	-	7,690	2,011	19	9,682	9,701	(1,873)	1996	May-13	3 -39 yrs.
Tuscaloosa	Alabama	Fairfield Inn	3,031	-	3,990	1,762	38	5,714	5,752	(1,207)	1996	May-13	3 -39 yrs.
Anchorage	Alaska	Hampton Inn	10,001	2,020	12,980	2,083	2,077	15,006	17,083	(3,013)	1997	May-13	3 -39 yrs.
Anchorage	Alaska	Hilton Garden Inn	15,137	2,530	20,780	2,857	2,583	23,584	26,167	(4,275)	2002	May-13	3 -39 yrs.
Anchorage	Alaska	Homewood Suites	14,934	3,190	19,510	2,059	3,335	21,424	24,759	(3,739)	2004	May-13	3 -39 yrs.
Phoenix	Arizona	Hampton Inn	13,920	3,930	7,190	1,880	3,942	9,058	13,000	(1,650)	1998	May-13	3 -39 yrs.
Arcadia	California	Hilton Garden Inn	18,853	2,940	14,310	2,544	3,001	16,793	19,794	(3,295)	1999	May-13	3 -39 yrs.
Arcadia	California	SpringHill Suites	13,785	2,610	9,130	2,692	2,674	11,758	14,432	(2,857)	1999	May-13	3 -39 yrs.
Bakersfield	California	Hilton Garden Inn	8,717	1,260	10,490	3,080	1,266	13,564	14,830	(2,569)	2004	May-13	3 -39 yrs.
Folsom	California	Hilton Garden Inn	10,677	1,310	11,000	1,988	1,343	12,955	14,298	(2,457)	1999	May-13	3 -39 yrs.
Foothill Ranch	California	Hampton Inn	7,433	2,970	5,080	2,077	3,019	7,108	10,127	(1,805)	1998	May-13	3 -39 yrs.
Lake Forest	California	Hilton Garden Inn	11,488	4,250	10,440	2,322	4,274	12,738	17,012	(2,676)	2004	May-13	3 -39 yrs.
Milpitas	California	Hilton Garden Inn	36,627	6,600	22,190	3,748	6,604	25,934	32,538	(4,468)	1999	May-13	3 -39 yrs.
Roseville	California	Hilton Garden Inn	12,974	2,470	4,260	3,713	2,515	7,928	10,443	(1,419)	1999	May-13	3 -39 yrs.
San Francisco	California	Hilton Garden Inn	38,992	7,920	29,100	3,440	7,942	32,518	40,460	(5,563)	1999	May-13	3 -39 yrs.
Glendale	Colorado	Hampton Inn & Suites	17,637	3,480	17,090	3,645	3,490	20,725	24,215	(4,019)	1999	May-13	3 -39 yrs.
Lakewood	Colorado	Hampton Inn	20,137	2,520	12,590	2,752	2,545	15,317	17,862	(2,931)	2003	May-13	3 -39 yrs.
Farmington	Connecticut	Courtyard	14,191	2,600	15,030	2,394	2,623	17,401	20,024	(3,646)	2005	May-13	3 -39 yrs.
Rocky Hill	Connecticut	Residence Inn	12,163	1,640	14,700	1,834	1,717	16,457	18,174	(3,262)	2005	May-13	3 -39 yrs.
Wallingford	Connecticut	Homewood Suites	10,812	1,250	12,530	2,235	1,336	14,679	16,015	(2,537)	2005	May-13	3 -39 yrs.
Lake Mary	Florida	Courtyard	7,433	1,190	5,570	1,898	1,206	7,452	8,658	(1,528)	1995	May-13	3 -39 yrs.
Lakeland	Florida	Residence Inn	9,798	630	9,740	2,145	655	11,860	12,515	(2,566)	2001	May-13	3 -39 yrs.
Panama City	Florida	Courtyard	9,460	560	7,310	1,096	578	8,388	8,966	(1,572)	2006	May-13	3 -39 yrs.
Pensacola	Florida	Courtyard	8,244	610	8,740	3,460	643	12,167	12,810	(1,874)	1997	May-13	3 -39 yrs.
Pensacola	Florida	Hampton Inn & Suites	9,528	540	6,540	1,751	557	8,274	8,831	(1,736)	2005	May-13	3 -39 yrs.
Tallahassee	Florida	Hilton Garden Inn	10,947	2,270	9,780	2,224	2,279	11,995	14,274	(2,116)	1997	May-13	3 -39 yrs.
Columbus	Georgia	Residence Inn	8,109	1,190	7,600	1,910	1,223	9,477	10,700	(2,315)	2003	May-13	3 -39 yrs.
Mt. Olive	New Jersey	Residence Inn	13,718	2,930	14,860	2,371	2,993	17,168	20,161	(3,472)	2005	May-13	3 -39 yrs.
Somerset	New Jersey	Homewood Suites	12,163	3,120	8,830	2,245	3,124	11,071	14,195	(2,201)	2005	May-13	3 -39 yrs.
Saratoga Springs	New York	Hilton Garden Inn	14,191	960	17,020	2,933	979	19,934	20,913	(3,380)	1999	May-13	3 -39 yrs.
Roanoke Rapids	North Carolina	Hilton Garden Inn	11,082	1,740	3,870	2,038	1,744	5,904	7,648	(862)	2008	May-13	3 -39 yrs.
Hillsboro	Oregon	Courtyard	24,732	3,240	11,280	3,445	3,259	14,706	17,965	(2,558)	1996	May-13	3 -39 yrs.
Hillsboro	Oregon	Residence Inn	30,476	3,790	16,540	3,949	3,809	20,470	24,279	(4,429)	1994	May-13	3 -39 yrs.
Hillsboro	Oregon	TownePlace Suites	24,462	3,200	11,070	2,495	3,237	13,528	16,765	(3,077)	1999	May-13	3 -39 yrs.
Portland	Oregon	Residence Inn	69,377	8,430	59,480	5,781	8,446	65,245	73,691	(11,035)	2001	May-13	3 -39 yrs.
Myrtle Beach	South Carolina	Courtyard	10,271	1,240	9,570	2,726	1,300	12,236	13,536	(2,642)	1999	May-13	3 -39 yrs.
Nashville	Tennessee	Homewood Suites	14,731	1,010	10,670	2,025	1,046	12,659	13,705	(2,156)	1999	May-13	3 -39 yrs.
Dallas	Texas	SpringHill Suites	14,191	1,200	14,660	1,440	1,210	16,090	17,300	(3,067)	1997	May-13	3 -39 yrs.
Fort Worth	Texas	Homewood Suites	12,163	1,250	12,180	8,763	1,269	20,924	22,193	(2,861)	1999	May-13	3 -39 yrs.
Fort Worth	Texas	Residence Inn	15,641	3,850	16,740	3,011	3,870	19,731	23,601	(3,745)	2005	May-13	3 -39 yrs.
McAllen	Texas	Hilton Garden Inn	5,879	1,510	7,490	(3,574)	820	4,606	5,426	(120)	2000	May-13	3 -39 yrs.
Kent	Washington	TownePlace Suites	19,124	2,180	13,140	2,238	2,224	15,334	17,558	(3,110)	1999	May-13	3 -39 yrs.
Mukilteo	Washington	TownePlace Suites	11,961	3,020	11,920	1,950	3,046	13,844	16,890	(2,826)	1999	May-13	3 -39 yrs.
Renton	Washington	Hilton Garden Inn	22,435	2,010	19,190	4,311	2,059	23,452	25,511	(4,224)	1998	May-13	3 -39 yrs.

			$695,387	$108,270	$580,570	$115,521	$109,034	$695,327	$804,361	(130,231)

(1)	Represents acquisition date fair value.
(2)	Amounts include impairment charges.
(3)	The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.
(4)	Reconciliation of Real Estate and Accumulated Depreciation.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2018

(in thousands)

	2018	2017	2016
Investment in real estate:
Beginning balance	$874,439	$951,341	$1,060,555
Improvements	28,026	25,755	37,548
Hotels held for sale	(32,808)	(72,467)	(49,426)
Disposals and impairments	(65,296)	(30,190)	(97,336)
Ending balance	$804,361	$874,439	$951,341

	2018	2017	2016
Accumulated depreciation:
Beginning balance	$116,180	$93,423	$73,915
Depreciation expense	33,459	35,668	38,507
Hotels held for sale	(7,503)	(6,933)	(6,330)
Disposals and impairment	(11,905)	(5,978)	(12,669)
Ending balance	$130,231	$116,180	$93,423

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP
By:	/s/ WILLIAM J. STEIN	Date: March 28, 2019
William J. Stein Chief Executive Officer and Senior Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM J. STEIN	Date: March 28, 2019
William J. Stein Director, Chief Executive Officer and Senior Managing Director (Principal Executive Officer)

By:	/s/ BRIAN KIM	Date: March 28, 2019
Brian Kim Director, Chief Financial Officer, Vice President and Managing Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ A.J. AGARWAL	Date: March 28, 2019
A.J. Agarwal Director

By:	/s/ TYLER HENRITZE	Date: March 28, 2019
Tyler Henritze Director