Form 10-Q
period 2019-03-31
BRE Select Hotels Corp
filed 2019-05-15
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at May 15, 2019

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Investment in real estate, net of accumulated depreciation of $128,670 and $130,231, respectively	$657,177	$674,130
Hotels held for sale	—	25,305
Cash and cash equivalents	17,356	20,460
Restricted cash	8,654	11,656
Due from third-party managers, net	5,812	4,802
Insurance receivable	10,650	11,958
Prepaid expenses and other assets	4,514	3,892
Goodwill	98,682	98,682
Deferred tax assets	438	335

TOTAL ASSETS	$803,283	$851,220

LIABILITIES
Accounts payable, accrued expenses, and other liabilities	22,636	22,706
Due to third-party managers, net	523	360
Mortgages payable	693,865	692,882
Mortgages payable related to assets of hotels held for sale	—	22,324

TOTAL LIABILITIES	717,024	738,272
Commitments and contingencies (Note 8) 7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 43,821,901 shares issued and outstanding at March 31, 2019 and December 31, 2018	82,880	82,880
STOCKHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	3,379	30,068

TOTAL STOCKHOLDER’S EQUITY	3,379	30,068

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$803,283	$851,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
REVENUE
Room revenue	$50,102	$52,540
Other revenue	2,619	3,237

Total revenue	52,721	55,777
EXPENSES AND OTHER
Operating expense	12,507	13,639
Hotel administrative expense	5,099	5,322
Sales and marketing	4,600	4,796
Utilities	1,711	1,869
Repair and maintenance	2,604	2,702
Franchise fees	2,626	2,588
Management fees	1,566	1,696
Taxes, insurance and other	2,801	4,006
General and administrative	2,280	1,398
Depreciation expense	8,141	8,749
Impairment of investments in real estate	14,416	—
Net loss on sale of hotel properties	429	—
Gain on insurance proceeds	(16,061)	—
Interest expense, net	9,334	9,424
Gain on derivatives	—	(60)

Income (loss) before income tax benefit	668	(352)
Income tax benefit	1,035	698

Net income	1,703	346
Series A Preferred Stock dividends declared	(2,292)	(1,459)

Net loss available for common stockholder	$(589)	$(1,113)

Basic and diluted net loss per common share
Basic and diluted net loss per common share available to common stockholder	$(5,890)	$(11,130)

Dividends declared per common share	$281,000	$40,000
Weighted average common shares outstanding - basic and diluted	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except per share data)

	Common Stock		Series B Preferred Stock		Additional Paid-in Capital	Distributions Greater than Net Income	Total Stockholder’s Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2018	100	$—	—	$—	$30,068	$—	$30,068

Net income	—	—	—	—		1,703	1,703
Contributions					2,000	—	2,000
Cash dividends declared and paid to common stockholder ($281,000 per share)	—	—	—	—	(26,397)	(1,703)	(28,100)
Preferred dividends earned ($0.0523 per share)	—	—	—	—	(2,292)	—	(2,292)

Balance at March 31, 2019	100	$—	—	$—	$3,379	$—	$3,379

	Common Stock		Series B Preferred Stock		Additional Paid-in Capital	Distributions Greater than Net Income	Total Stockholder’s Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2017	100	$—	—	$—	$73,548	$—	$73,548

Net income	—	—	—	—	—	346	346
Cash dividends declared and paid to common stockholder ($40,000 per share)	—	—	—	—	(3,654)	(346)	(4,000)
Preferred dividends earned ($0.0333 per share)	—	—	—	—	(1,459)	—	(1,459)

Balance at March 31, 2018	100	$—	—	$—	$68,435	$—	$68,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,703	$346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,141	8,749
Impairment of investments in real estate	14,416	—
Net loss on sale of hotel properties	429	—
Fair value adjustment of interest rate cap	—	(60)
Amortization of deferred financing costs	1,111	1,959
Deferred income taxes	(103)	169
Changes in operating assets and liabilities:		—
(Increase) decrease in due to/from third-party managers, net	(847)	77
Decrease in insurance receivable	1,345	—
Increase in prepaid expenses and other assets	(622)	(927)
Increase in accounts payable, accrued expenses, and other liabilities	(3,826)	(422)

Net cash provided by operating activities	21,747	9,891
Cash flows from investing activities:
Capital improvements	(4,099)	(6,521)
Proceeds from sale of hotel properties	25,338	75,340
Property insurance proceeds	1,752	65

Net cash provided by investing activities	22,991	68,884
Cash flows from financing activities:
Payments of mortgage debt	(22,452)	(76,623)
Contributions	2,000	—
Dividends paid to Series A Preferred stockholders	(2,292)	(1,459)
Dividends paid to common stockholder	(28,100)	(4,000)

Net cash used in financing activities	(50,844)	(82,082)

Net decrease in cash and cash equivalents and restricted cash	(6,106)	(3,307)
Cash and cash equivalents and restricted cash, beginning of period	32,116	31,602

Cash and cash equivalents and restricted cash, end of period	$26,010	$28,295

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$8,344	$7,549
Taxes paid	$175	—
Accrued capital improvements	$8,534	$4,285
Accrued 7% Series A Preferred Stock dividends	$2,292	$1,459
Insurance receivable for loss due to property damage	$1,292	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated)

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly owned subsidiaries (the “Company”), is a Delaware corporation that qualifies as a real estate investment trust, or REIT, for federal income tax purposes commencing in the year ended December 31, 2012. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of March 31, 2019, the Company owned 45 hotels located in 16 states with an aggregate of 5,370 rooms.

2. Summary of Significant Accounting Policies

Principles of Consolidation – The unaudited condensed consolidated financial statements include all of the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these condensed consolidated financial statements. Operating results for the interim periods herein are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$17,356	$20,460	$15,474	$22,491
Restricted cash	8,654	11,656	12,821	9,111

Total cash, cash equivalents and restricted cash	$26,010	$32,116	$28,295	$31,602

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

If events or circumstances change, such as the operating performance of a property declines substantially for an extended period of time or there is a change in anticipated hold periods, the Company’s carrying value for a particular property may not be recoverable and in such instances an impairment loss may be recorded. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. Fair value is determined by using management’s best estimate of the discounted net cash flows over the remaining useful life of the asset, or other indicators of fair value.

During the three months ended March 31, 2019, the Company identified indicators of impairment for certain properties as a result of recent valuations obtained during the three months ended March 31, 2019. As a result, a test for impairment of each property was performed with fair value determined based on the estimated sales proceeds for the property. The following table summarizes the impairments of investments in real estate for the three months ended March 31, 2019.

Date of Impairment Charge	Property	Impairment
March 2019	Courtyard—Pensacola, Florida	$937
March 2019	Hilton Garden Inn—Saratoga Springs, New York	5,927
March 2019	Home Wood Suites—Fort Worth, Texas	3,969
March 2019	Hilton Garden Inn—McAllen, Texas	3,583

	Total impairment of investments in real estate	$14,416

Goodwill – Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations and is characterized by intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, goodwill is not amortized, but instead reviewed for impairment at least annually. The Company performs its annual testing for impairment of goodwill during the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present. The impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step is a comparison of the fair value of the reporting unit, determined using an income approach and validated by a market approach, to its carrying amount. If the carrying amount exceeds the fair value, the second step quantifies any impairment loss by comparing the current implied value of goodwill to the recorded goodwill balance. There was no impairment of goodwill for any of the periods presented. The Company’s goodwill at March 31, 2019 and December 31, 2018 was $98.7 million.

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU No. 2014-09 effective January 1, 2018, electing to utilize the modified retrospective transition method. The Company evaluated all of its revenue streams under the new model and determined that the standard did not materially impact the amount and timing of revenue recognition in the Company’s condensed consolidated financial statements.

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

Food and beverage revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or banquet services. The Company’s contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the banquet facilities and related dining amenities are provided to the customer. The Company believes there are no significant judgments regarding the recognition of food and beverage revenue. The Company recognized $1.6 million and $2.1 million of food and beverage revenue during the three months ended March 31, 2019 and 2018, respectively, which is included in other revenue in the Company’s condensed consolidated statements of operations.

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

Loss per Common Share – Basic loss per common share is computed based upon the weighted average number of shares outstanding during the period, after giving effect to the 7% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) dividends declared during the period. There were no potential dilutive shares during the applicable periods, and as a result, basic and dilutive outstanding shares were the same.

Segment Information – The Company derives revenues and cash flows from its hotel portfolio. Hotel portfolio financial information is analyzed for purposes of assessing performance and allocating resources. Therefore, the Company has one operating segment consisting of its hotel portfolio.

New Accounting Pronouncements – On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases, and all related amendments (codified in Accounting Standards Codification Topic 842). Certain of the Company’s investments in real estate are subject to ground leases and parking leases, for which a lease liability and corresponding right-of use (“ROU”) asset were recognized as a result of adoption. The Company calculated the amount of the lease liability and ROU asset by taking the present value of the remaining lease payments. The Company is not contemplating any options to extend or terminate its leases in the calculation of the lease liability and corresponding ROU asset. The Company’s incremental borrowing rate of a loan with a similar term as the corresponding leases was used as the discount rate, which was determined to be approximately 4.5%. Considerable judgement and assumptions were required to estimate the Company’s incremental borrowing rate which was determined by considering the Company’s credit quality, ground lease duration, and debt yields observed in the market.

Two of the Company’s existing ground leases and one parking lease were classified as operating leases and upon adoption, the Company recognized an operating lease liability and corresponding ROU asset of $0.7 million. The lease liabilities are included as a component of accounts payable, accrued expenses, and other liabilities and the related ROU assets are recorded as a component of investments in real estate, net, on the Company’s condensed consolidated balance sheet. Refer to Note 8 for additional information. In transition, the Company elected the package of practical expedients to not reassess (i) whether existing arrangements are or contain a lease, (ii.) the classification of an operating or financing lease in a period prior to adoption, and (iii.) any initial direct costs for existing leases. Additionally, the Company elected not to use hindsight and carried forward it’s lease term assumptions when adopting Topic 842 and did not recognize lease liabilities and lease assets for leases with a term of 12 months or less. The Company applied ASU 2016-02 as of the effective date of January 1, 2019, and there was no impact to retained earnings as a result of the Company’s adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company will be required to apply the provisions of ASU 2017-04 for accounting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years. Earlier application is permitted. The Company does not expect the new standard to impact its condensed consolidated financial statements unless an impairment loss is determined to exist in a future period. See footnote 8 for further details.

3. Investment in Real Estate, net

Investment in real estate, net, as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Land and Improvements	$107,808	$109,033
Building and Improvements	619,111	630,723
Furniture, Fixtures and Equipment	56,218	57,843
Construction in Progress	2,041	6,762
Operating lease right-of-use assets	669	—

	785,847	804,361
Less: Accumulated Depreciation	(128,670)	(130,231)

Investment in Real Estate, net	$657,177	$674,130

4. Sale of Hotel Properties

During the three months ended March 31, 2019, the Company sold three hotels as summarized below.

Hotel	Date of Sale	Proceeds	Gain (Loss)	Mortgage Payable Repaid
Homewood Suites—Laredo, Texas	January 2019	$9,765	$11	$8,159
Residence Inn—Laredo, Texas	February 2019	9,302	46	7,149
Courtyard—Dothan, Alabama	February 2019	6,271	(486)	7,016

Total		$25,338	$(429)	$22,324

The Company received proceeds of $25.3 million from the sales of these hotels, which are net of $0.8 million in selling costs. During the year ended December 31, 2018, the Company recorded a $5.0 million impairment of investment in real estate related to these three properties.

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

5. Hotels Held for Sale

During the fourth quarter of 2018, the Company committed to a plan to sell three hotels and accordingly the hotels were classified as hotels held for sale as of December 31, 2018. Hotels held for sale presented in the December 31, 2018 condensed consolidated balance sheet consisted of the investment in real estate of each hotel, which was measured at December 31, 2018 at the lower of carrying value or fair value, less costs to sell. Mortgages payable related to assets of hotels held for sale presented in the December 31, 2018 condensed consolidated balance sheet represents the principal of the mortgage payable that the Company was contractually required to repay in connection with the sale of the hotels. There were no other major captions of assets or liabilities related to the hotels held for sale. The following is a summary of hotels held for sale as of December 31, 2018.

Hotel	Assets of Hotels Held for Sale
Homewood Suites—Laredo, Texas	$9,748
Residence Inn—Laredo, Texas	9,252
Courtyard—Dothan, Alabama	6,305

Total	$25,305

The Company sold the hotels in the first quarter of 2019 as described in Note 4. No hotels were held for sale as of March 31, 2019.

6. Mortgages Payable

Mortgages payable as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Mortgages payable before unamortized deferred financing costs	$695,259	$695,387
Unamortized deferred financing costs	(1,394)	(2,505)

Mortgages payable related to assets held and used	$693,865	$692,882

Mortgages payable related to assets of hotels held for sale	—	22,324

Total mortgages payable	$693,865	$715,206

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

The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The Company anticipates that it will exercise the extension options as it is probable that the Company will be in compliance with all of the requirements of the Loan, and thereby have the ability to extend. The Loan is not subject to any mandatory principal amortization. The Loan contains various representations and warranties, as well as certain financial, operating and other covenants. The Company was in compliance with all applicable covenants as of March 31, 2019 and December 31, 2018.

In connection with the Loan, the Company capitalized deferred financing costs of $10.8 million, which consists of amounts paid for direct and indirect costs associated with the origination of the Loan. Deferred financing costs were $1.4 million and $2.5 million as of March 31, 2019 and December 31, 2018, respectively, and are presented as a direct deduction of mortgages payable on the condensed consolidated balance sheets. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $15.5 million and $15.6 million as of March 31, 2019 and December 31, 2018, respectively, and is included in mortgages payable in the condensed consolidated balance sheets.

Components of interest expense for the three months ended March 31, 2019 and 2018 were as follows:

	For the three months ended March 31,
	2019	2018
Mortgage debt	$8,275	$7,502
Amortization of deferred financing costs	1,111	1,959
Capitalized interest	(52)	(37)

Total interest expense, net	$9,334	$9,424

Future scheduled principal payments of debt obligations as of March 31, 2019 are as follows:

2019 (remaining months)	$680,128
2020	533
2021	562
2022	14,036
2023	—
2024	—
Thereafter	—

Total	$695,259

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

The table excludes cash, restricted cash, due from third-party managers, net, prepaid expenses and other assets, accounts payable, accrued expenses, and other liabilities, and due to third-party managers, net, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows:

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities not measured at fair value:
Mortgages payable and mortgages payable related to assets of hotels held for sale	$695,259	$694,924	$717,711	$717,227

Interest rate caps – In July 2017, the Company acquired one interest rate cap agreement, as required by the terms of its Loan, considered to be a derivative financial instrument. The agreement caps the interest rate on the Loan. The Company did not designate the derivative as a hedge for accounting purposes, and accordingly, accounts for the interest rate cap at fair value in the accompanying condensed consolidated balance sheets in prepaid expenses and other assets with adjustments to fair value recorded in gain on derivatives in the condensed consolidated statements of operations. The interest rate cap was acquired at a cost of $0.2 million and the fair value of the interest rate cap was $0 as of March 31, 2019 and December 31, 2018. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principles and reasonable estimates where applicable from a third-party source. This is considered a Level 2 valuation technique. Fair value changes on the interest rate cap are classified as a component of cash flows from operations.

Mortgages payable and mortgages payable related to assets of hotels held for sale – For fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The estimated fair value of the mortgages payable and mortgages payable related to assets of hotels held for sale in the table above includes the estimated fair value of the mortgage loan secured by the Company’s Fort Worth, Texas Residence Inn property, and the Company’s carrying value of the Loan at March 31, 2019 and December 31, 2018, including carrying amounts related to assets of hotels held for sale, if applicable. The fair value of the Loan at March 31, 2019 and December 31, 2018 cannot be reasonably estimated because it is not readily determinable without undue cost.

Impairment of investment in real estate – The impairment determinations during the three months ended March 31, 2019 and the year ended December 31, 2018 for the properties described in Note 4 were based on Level 2 fair value measurements.

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

On or around June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work commenced immediately, and while the hotel reopened on October 27, 2015, all rooms were not restored to service until April 2017. Three other hotels the Company owns in the Dallas-Fort Worth area (SpringHill Suites Dallas Downtown, TownePlace Suites Las Colinas, and Residence Inn Forth Worth Cultural District) were significantly damaged in the same May 2015 storm. The remaining insurance receivables related to fiscal year 2015 property insurance claims totaled $5.1 million as of December 31, 2016. After negotiations with the insurance providers failed to resolve the dispute, the Company filed a lawsuit in August 2017 in order to collect the remaining amounts due from the insurance providers. Since the matter was subject to litigation and the collectability of the insurance receivable was no longer deemed probably and reasonably assured due to the uncertainty involved with the outcome of the litigation, during the fourth quarter of 2017, the Company recorded an allowance of $5.0 million against the insurance receivable and a corresponding loss on disposals of investment in real estate of $5.0 million for the year ended December 31, 2017. On March 4, 2019, the Company and the property insurer defendants concluded a settlement agreement for $16.1 million, resolving the insurance coverage dispute between them with respect to the properties at issue in the coverage litigation. The property insurers paid the settlement amount during the three months ended March 31, 2019. In addition, on April 1, 2019, the Company and a separate pollution legal liability insurer defendant reached an agreement to settle their coverage dispute regarding the same relevant properties. In April of 2019, the pollution legal liability insurer paid its settlement amount of $4.3 million and the pending coverage litigation was thereafter dismissed.

In September 2018, the Company evacuated and temporarily closed the Courtyard in Myrtle Beach, South Carolina due to damage incurred from Hurricane Florence. In October 2018, Hurricane Michael struck the Florida Panhandle as a category 5 hurricane which resulted in widespread damage, flooding and power outages. The Company evacuated and temporarily closed the Courtyard in Panama City and three additional hotels were also impacted by the hurricane but were able to remain open. One of the impacted hotels, the Courtyard in Dothan, Alabama was sold in February 2019. The Company maintains insurance which is subject to a deductible of approximately $1.2 million. The Company recorded an insurance receivable of $10.6 million and $12.0 million as of March 31, 2019 and December 31, 2018. In addition, the Company recorded an impairment on investment in real estate of $0.8 million during the three months ended March 31, 2019 and $4.8 million during the year ended December 31, 2018, which represents the Company’s estimate of property damage and remediation costs incurred up to the insurance policy deductibles. The Company also anticipates receiving proceeds from business interruption insurance to cover business lost as a result of the hurricanes.

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

The Company, as the successor to Apple Six, is subject to claims for alleged acts of Apple Six that occurred prior to the Merger. On February 24, 2017, a putative class action, captioned Wilchfort v. Knight, et al., Civil Action No. 17-cv-01046 (E.D.N.Y.), was filed in the United States District Court for the Eastern District of New York against BRE Select Hotels Corp, as successor-in-interest to Apple REIT Six, Inc., Apple Hospitality REIT, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. (together with Apple REIT Six, Inc. and Apple REIT Seven, Inc., the “Apple REITs”), certain of the Apple REITs’ directors, officers and advisors, and Apple Fund Management, LLC. Plaintiff seeks to represent a class of all persons and entities who elected to participate in Apple REITs’ Dividend Reinvestment Plans (“DRIPs”) between July 17, 2007 and the later of the termination and/or suspension of the respective DRIPs or February 12, 2014. The complaint alleges, among other things, that the prices at which plaintiff and the purported class members purchased additional shares through the DRIPs were artificially inflated and not indicative of the true value of units in the Apple REITs. Plaintiff asserts claims for breach of contract, tortious interference with contract and tortious interference with business expectancy and breach of implied duty of good faith and fair dealing and seeks, among other things, damages and other costs and expenses. On March 30, 2018, the court granted in part and denied in part the Company’s motion to dismiss and, on April 13, 2018, plaintiffs filed an amended complaint, captioned Wilchfort et al. v. BRE Select Hotels Corp., Civil Action No. 17-cv-1046 (E.D.N.Y.). On May 31, 2018, plaintiff filed a Second Amended Class Action

Complaint, captioned Battaglia v. BRE Select Hotels Corp., Civil Action No. 17-cv-01046 (E.D.N.Y.), which, among other things, narrowed the putative class period to February 24, 2011 through November 29, 2012. On June 4, 2018, plaintiff filed a motion for class certification. On June 27, 2018, the Company filed an Answer to the Second Amended Class Action Complaint. On March 1, 2019, the parties executed a settlement agreement to resolve all of plaintiff’s claims without any admission of wrongdoing for $3.75 million. Also, on March 1, 2019, the plaintiff filed a motion for preliminary approval of the settlement agreement. The settlement agreement is also subject to final approval by the court, and there can be no assurance that the court will approve such settlement. As of March 31, 2019 and December 31, 2018, the Company had fully reserved for this settlement amount of $3.75 million in accounts payable, accrued expenses, and other liabilities.

Franchise Agreements – As of March 31, 2019, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas, which was sold in December 2018, and the Marriott in Redmond, Washington, which was sold in February 2018, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements – As of March 31, 2019, each of the Company’s 45 hotels were operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% and 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. The agreements have remaining terms generally ranging from less than one year to 15 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, may enter into management agreements to manage retail premises ancillary to its hotels.

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

Leases – As of March 31, 2019, two of the Company’s hotel properties had ground leases with remaining terms of less than two years, which may be extended at the Company’s election. In addition, the Company is the lessee in a parking lease with a remaining term of eight years. As of March 31, 2019, the Company had operating lease ROU assets of $0.7 million recorded within investments in real estate, net, and corresponding lease liabilities of $0.7 million recorded within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheet. Cash paid related to operating lease liabilities was de minimus for the three months ended March 31, 2019 and is included in net cash provided by operating activities on the condensed consolidated statement of cash flows.

The weighted average discount rate used to measure the ROU assets and lease liabilities for operating leases was approximately 4.5% as of March 31, 2019. The weighted average remaining lease term for the Company’s operating leases was approximately seven years as of March 31, 2019, Additionally, the Company has elected as an accounting policy not to recognize short-term leases (ie. leases with a lease term of 12 months or less), on the condensed consolidated balance sheet.

After the adoption of the new accounting guidance related to leasing, future minimum base rental payments payable under these non-cancelable operating leases in effect at March 31, 2019 are as follows:

2019 (remaining months)	$134
2020	119
2021	76
2022	78
2023	81
2024	83
Thereafter	219

Total undiscounted future lease payments	$790
Less: Discount	(120)

Total lease liabilities	$670

Prior to the adoption of the new accounting guidance related to leasing, future minimum base rental payments payable under non-cancelable leases in effect as of December 31, 2018 were as follows:

2019 (remaining months)	$107
2020	45
2021	—
2022	—
2023	—
2024	—
Thereafter	—

Total	$152

9. 7% Series A Cumulative Redeemable Preferred Stock

In connection with the Merger, the Company issued 97,032,848 shares of Series A Preferred Stock. The terms of these shares provide the Company with the right to redeem such shares at any time for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. In addition, the terms of these shares include an option for a holder of such shares to require the Company to redeem all or a portion of such holder’s shares on or after November 14, 2020 for an amount equal to the liquidation preference, plus any accumulated and unpaid dividends. The initial dividend rate on these shares is 7% per annum. The dividend rate increased from 7% to 11% per annum on May 14, 2018. Due to the put option provided to the holders of these shares, such shares have been classified outside permanent stockholder’s equity.

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million from the date of the Merger described in Note 1. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of March 31, 2019, the initial liquidation preference has not been adjusted.

As of March 31, 2019 and December 31, 2018, BRE Holdings owned approximately 0.9 million shares of the Series A Preferred Stock.

On March 25, 2019, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0523 per share, which was paid on April 15, 2019 to stockholders of record on April 1, 2019. As of March 31, 2019, the Company accrued $2.3 million for this dividend, which is included in accounts payable, accrued expenses, and other liabilities in the condensed consolidated balance sheet.

On March 26, 2019, the Board of Directors of the Company approved the redemption of 20,945,000 shares of Series A Preferred Stock from holders of record on March 29, 2019 (representing approximately 47.80% of the total Series A Preferred Stock outstanding). The shares of Series A Preferred Stock were redeemed on May 1, 2019. The shares of Series A Preferred Stock were redeemed on a pro rata basis from each stockholder at a redemption rate of $1.9099 per share, which was comprised of the $1.90 liquidation preference per share and $0.0099 in accumulated and unpaid dividends per share earned through the redemption date for an aggregate redemption amount of approximately $40.0 million.

10. Stockholder’s Equity

The Company is authorized to issue 150,100,000 shares of capital stock pursuant to its Amended and Restated Certificate of Incorporation, consisting of (i) 100,000 shares of common stock, par value $0.01 per share, and (ii) 150,000,000 shares of preferred stock, par value $0.0001 per share.

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At March 31, 2019 and December 31, 2018, there were 100 shares of common stock issued and outstanding. In March 2019, the holders of the Company’s common stock contributed $2.0 million to the Company.

On March 7, 2019, the Board of Directors of the Company declared a dividend on its common stock of $121,000 per share, which was paid on March 7, 2019. On March 25, 2019, the Board of Directors of the Company declared a dividend on its common stock of $160,000 per share, which was paid on March 25, 2019.

11. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. The deferred tax valuation allowance was $10.9 million and $10.7 million as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, the Company recorded $1.0 million and $0.7 million of income tax benefit, respectively. The income tax expense for the three months ended March 31, 2019 and 2018 is comprised of federal and state income taxes.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. As of the end of May 2018, the Sponsor no longer has an equity investment in Hilton, however, an executive of the Sponsor is the Chairman of the Board of Directors of Hilton. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the Company, common stockholder, or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $4.0 million and $3.8 million of franchise fees, marketing fees and other expenses during the three months ended March 31, 2019 and 2018, respectively, under agreements with Hilton or its subsidiaries. No amounts were payable to Hilton as of March 31, 2019 or December 31, 2018.

A management company provides services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $0.6 million and $1.2 million to this management company during the three months ended March 31, 2019 and 2018, respectively. No amounts were outstanding to this management company as of March 31, 2019 or December 31, 2018. Prepayments of $0.6 million and $0.5 million related to the corporate services agreement are included in prepaid expenses and other assets on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

In this Quarterly Report, the terms “the Company,” “we” or “our” refer to BRE Select Hotels Corp, together with its wholly owned subsidiaries. Except where the context suggests otherwise, as used in this Quarterly Report, “occupancy” represents the total number of hotel rooms sold in a given period divided by the number of hotel rooms available; “Average Daily Rate,” or ADR, represents the average room price at a hotel or group of hotels and is computed by dividing total hotel room revenues by the total number of rooms sold in a given period; and “Revenue Per Available Room,” or RevPAR, is the product of occupancy and ADR.

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

Such factors include, but are not limited to, risks inherent in the hospitality industry; adverse national and regional economic conditions; industry competition; the Company’s dependence on third-party management companies; segment concentration; limitations in the Company’s operating agreements; the Company’s dependence on other hospitality brands; risks associated with the Company’s indebtedness; financing risks; risks related to litigation, regulatory proceedings or inquiries; changes in or interpretations of laws or regulations that impact the Company; risk related to the Company’s status as a real estate investment trust (“REIT”); and the factors discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”) and in this Quarterly Report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the SEC. Any forward-looking statement that the Company makes speaks only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

We are a REIT focused on the ownership of upscale, extended-stay and select-service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott and TownePlace Suites by Marriott. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors. As of March 31, 2019, our portfolio consisted of 45 hotels, containing a total of 5,370 rooms diversified among markets in 16 states.

We were formed to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”). On May 14, 2013, we completed the acquisition of Apple Six pursuant to the merger agreement, by and between us, BRE Select Hotels Holdings LP (“BRE Holdings”) and Apple Six, pursuant to which Apple Six merged with and into us.

Our strategy is to own primarily premium branded select service hotels, concentrated in markets that offer multiple demand generators and high barriers to entry. We believe that premium branded select service hotels offer attractive returns in their ability to generate high RevPAR levels, combined with an efficient operating model to control costs and generate positive cash flows. All 45 of our hotel properties are Hilton or Marriott branded properties.

We actively monitor the profitability of our properties and aim to maximize stockholder value by evaluating opportunities to acquire or dispose of properties. As such, the composition and size of our hotel portfolio may change materially over time.

Our hotel portfolio experienced a decline in room revenue for the three months ended March 31, 2019 compared to the prior year primarily due to the sale of three properties during the three months ended March 31, 2019 and the sale of four properties during the year ended December 31, 2018. Excluding the properties sold, for the three months ended March 31, 2019, Average Daily Rate (“ADR”) and occupancy increased compared to the 2018 comparable period. Net income increased for the three months ended March 31, 2019 compared to the 2018 comparable period primarily due to the gain on insurance proceeds of $16.1 million, partially offset by the sale of seven properties since January 1, 2018 and the increase in impairments on investments in real estate in the first quarter of 2019 compared to the same period 2018. Although our hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, the performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

We expect revenues for our portfolio, excluding the impact of hotels sold in 2019 and 2018, to rise by approximately 1-2% for the rest of 2019, which is consistent with the RevPAR growth forecasted for the industry in 2019. We have renovated substantially all of our hotel portfolio since 2014, and these improvements have helped us to continue to perform well as we continue to face increased competition in most of our markets.

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

	Number of	Number of
Management Company	Hotels	Rooms
Inn Ventures, Inc.	10	1,493
Interstate Hotels & Resorts, Inc.	9	1,055
Larry Blumberg & Associates	8	641
White Lodging Services Corporation	7	846
OTO Development, LLC	5	496
Texas Western Hospitality	3	401
Sage Hospitality	2	303
Marriott International, Inc.	1	135

Total	45	5,370

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

Recent Events

In January 2019, we sold the Homewood Suites in Laredo, Texas. In February 2019, we sold the Residence Inn in Laredo, Texas and the Courtyard in Dothan, Alabama. The seven hotels sold in 2018 and the first three months of 2019 are collectively referred to as the “Sold Properties.”

In September 2018, we evacuated and temporarily closed the Courtyard in Myrtle Beach, South Carolina due to damage incurred from Hurricane Florence. In October 2018, Hurricane Michael struck the Florida Panhandle as a category 5 hurricane which resulted in widespread damage, flooding and power outages. We evacuated and temporarily closed the Courtyard in Panama City and three additional hotels were also impacted by the hurricane but were able to remain open. One of the impacted hotels, the Courtyard in Dothan, Alabama was sold in February 2019. We maintain insurance which is subject to a deductible of approximately $1.2 million. We recorded an insurance receivable of $10.6 million and $12.0 million as of March 31, 2019 and December 31, 2018. In addition, we recorded an impairment on investment in real estate of $0.8 million during the three months ended March 31, 2019 and $4.8 million during the year ended December 31, 2018, which represents our estimate of property damage and remediation costs incurred up to the insurance policy deductibles. We also anticipate receiving proceeds from business interruption insurance to cover business lost as a result of the hurricanes.

Our Hotel Portfolio

As of March 31, 2019, we owned 45 hotels with an aggregate of 5,370 rooms located in 16 states. The following tables summarize the hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand Affiliation	Hotels	Rooms
Marriott
Residence Inn	7	904
Courtyard	7	744
TownePlace Suites	3	416
SpringHill Suites	2	234
Fairfield Inn	1	63

Subtotal	20	2,361

Hilton
Hilton Garden Inn	13	1,645
Hampton Inn / Hampton Inn & Suites	7	757
Homewood Suites	5	607

Subtotal	25	3,009

Total	45	5,370

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
California	9	1,078
Florida	6	519
Texas	4	538
Oregon	4	671
Washington	3	430
Alaska	3	348
Connecticut	3	319
Alabama	3	226
Colorado	2	303
New Jersey	2	246
North Carolina	1	147
South Carolina	1	135
Tennessee	1	121
New York	1	112
Arizona	1	99
Georgia	1	78

Total	45	5,370

Key Indicators of Operating Performance

We use a variety of operating information and metrics to evaluate the operating performance of our hotels. These key indicators include financial information that is prepared in accordance with U.S. GAAP, along with other non-GAAP financial measures. In addition, we use industry standard statistical information and comparative data, some of which may not be financial in nature. In evaluating financial condition and operating performance, the most important indicators that we focus on are:

•

Occupancy – Occupancy represents the total number of hotel rooms sold in a given period divided by the total number of hotel rooms available and is a key measure of the utilization of our hotels’ available capacity. Occupancy is a major driver of room revenue, as well as other revenue categories including food and beverage revenues. We use occupancy as a primary measure of demand at each of our hotels during a given period of time. Occupancy also guides us in determining achievable levels of ADR. Fluctuations in occupancy are accompanied by fluctuations in most categories of variable operating costs, such as utility cost and certain labor costs such as housekeeping, resulting in varying levels of hotel profitability.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2019 and 2018:

	Three Months		Three Months
	Ended	Percent of	Ended	Percent of
	March 31, 2019	Revenue	March 31, 2018	Revenue
Total hotel revenue	$52,721	100%	$55,777	100%
Hotel operating expenses (1)	30,713	58%	32,612	58%
Taxes, insurance and other expense	2,801	5%	4,006	7%
General and administrative expense	2,280	4%	1,398	3%
Depreciation	8,141		8,749
Impairment of investments in real estate	14,416		—
Net loss on sale of hotel properties	429		—
Gain on insurance proceeds	(16,061)		—
Interest expense, net	9,334		9,424
Gain on derivatives	—		(60)
Income tax benefit	(1,035)		(698)
(1)	Hotel operating expenses includes operating expense, hotel administrative expense, sales and marketing, utilities, repair and maintenance, franchise fees, and management fees.

Comparable Operating Metrics

The following table reflects key operating metrics for our 45 hotels owned as of March 31, 2019 (“Comparable Properties”). We define Comparable Properties as the results generated by the 45 hotels owned as of the end of the reporting period.

	For the three months ended March 31,
Statistical Data (1)	2019	2018
Occupancy	74.3%	72.4%
ADR	$138.84	$134.33
RevPAR	$103.12	$97.22
RevPAR Index	124	117

(1)	Excludes Courtyard – Panama City, Florida for the period from January 1, 2019 through March 31, 2019 due to the property closure resulting from damages sustained during Hurricane Michael.

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended March 31, 2019 and 2018, we had total hotel revenue of $52.7 million and $55.8 million, respectively. The decline was primarily related to $5.4 million in revenue attributable to the Sold Properties that was earned during the three months ended March 31, 2018 but not earned in 2019 due to the disposition of the Sold Properties. The decrease was partially offset by an increase in revenues at the Comparable Properties during the three months ended March 31, 2019. The increase in revenues was largely attributable to a 3.4% increase in ADR and a 2.6% increase in occupancy year over year at the Comparable Properties.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2019 and 2018, hotel operating expenses totaled $30.7 million and $32.6 million, respectively, representing 58% of total hotel revenue. The decline was largely due to $3.3 million in expenses attributable to the Sold Properties that were incurred during the three months ended March 31, 2018, but not incurred in 2019 due to the disposition of the Sold Properties, partially offset by higher payroll and benefits costs during the three months ended March 31, 2019.

Excluding the impact of the Sold Properties, our results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 reflect our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the three months ended March 31, 2019 and 2018 were $2.8 million and $4.0 million, respectively, or 5% and 7% of total hotel revenue, respectively. The decrease in 2019 compared to 2018 was largely due to $0.5 million attributable to the Sold Properties that was incurred during the three months ended March 31, 2018, but not incurred in 2019 due to the disposition of the Sold Properties as well as higher costs due to a property tax special assessment in 2018 resulting from increased assessments in selected markets.

General and administrative expense for the three months ended March 31, 2019 and 2018 was $2.3 million and $1.4 million, respectively, or 4% and 3% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses. The increase in 2019 compared to 2018 was primarily due to legal fees related to the Fort Worth insurance litigation during the three months ended March 31, 2019.

Depreciation expense for the three months ended March 31, 2019 and 2018 was $8.1 million and $8.7 million, respectively. The decrease in 2019 compared to 2018 was largely due to $0.8 million in depreciation expense attributable to the Sold Properties that was incurred during the three months ended March 31, 2018, but not incurred in 2019 due to the disposition of the Sold Properties.

Impairment of investment in real estate for three months ended March 31, 2019 was $14.4 million. During the three months ended March 31, 2019, we recognized a non-cash impairment of investment in real estate of $0.9 million related to the Courtyard – Pensacola, Florida, a $5.9 million impairment related to the Hilton Garden Inn – Saratoga Springs, New York, a $4.0 million impairment related to the Homewood Suites – Fort Worth, Texas, and a $3.6 million impairment related to the Hilton Garden Inn – McAllen, Texas. We did not record any impairment expense during the three months ended March 31, 2018.

Net loss on sale of hotel properties for the three months ended March 31, 2019 and 2018 was $0.4 million and $0, respectively. We sold three hotels in the three months ended March 31, 2019 for which a $5.0 million impairment on investment of real estate was recorded during the year ended December 31, 2018. We sold two hotels during the three months ended March 31, 2018 for which a $10.9 million impairment on investment in real estate was recorded during the year ended December 31, 2017.

Gain on insurance proceeds of $16.1 million was recognized during the three months ended March 31, 2019 related to the Fort Worth insurance litigation.

Interest expense, net, for the three months ended March 31, 2019 and 2018 was $9.3 million and $9.4 million, respectively.

The decrease was primarily due to a decrease in the amortization of deferred financing costs due to write-offs related to the mortgage payable repayments for the Sold Properties. This decrease was partially offset by an increase in the average London Interbank Offered Rate (“LIBOR”) in 2019 compared to the prior year comparable period, which resulted in an increase in interest expense, partially offset by savings from a lower debt balance due to the sale of the Sold Properties.

Income tax benefit for the three months ended March 31, 2019 and 2018 was $1.0 million and $0.7 million, respectively. The increase in income tax benefit for the three months ended March 31, 2019 as compared to the 2018 comparable period is primarily due to the decline in net income resulting from the sale of the Sold Properties.

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

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as alternatives to net income or other measures of financial performance or liquidity derived in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives, either in isolation or as a substitute, for net income, cash flow or other methods of analyzing our results as reported under GAAP.

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Net income	$1,703	$346
Depreciation and amortization	8,141	8,749
Interest expense, net	9,334	9,424
Income tax benefit	(1,035)	(698)

EBITDA	$18,143	$17,821
Impairment of investments in real estate	14,416	—
Net loss on sale of hotel properties	429	—
Gain on insurance proceeds	(16,061)	—
Gain on derivatives	—	(60)

Adjusted EBITDA	$16,927	$17,761

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

Net cash flows provided by operating activities for the three months ended March 31, 2019 increased by $11.9 million compared to the three months ended March 31, 2018, primarily due to the $16.1 million insurance proceeds received related to the Forth Worth insurance litigation, partially offset by the impact of seven fewer hotels for the full three-month period in 2019 compared to 2018, due to the sale of the Sold Properties. Net cash flows provided by investing activities for the three months ended March 31, 2019 decreased by $45.9 million compared to the three months ended March 31, 2018, due primarily to the decrease of $50.0 million in proceeds from the sale of hotel properties in 2019 compared to 2018, partially offset by $2.4 million less in capital improvements. Net cash used in financing activities for the three months ended March 31, 2019 decreased by $31.2 million compared to the three months ended March 31, 2018, primarily due to $54.1 million less in debt repaid for the Sold Properties in 2019 compared to 2018 and contributions of $2.0 million in 2019, partially offset by $24.1 million more in dividends paid to our common stockholder in 2019 and $0.8 million more in dividends paid to our preferred shareholders in 2019.

Mortgage Loans

On July 7, 2017, certain of our indirect wholly-owned subsidiaries (the “Borrowers”) and Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained a $800 million mortgage loan from the Lenders (the “Loan”). The Loan was secured by first-priority, cross-collateralized mortgage liens on 51 of the 52 properties owned or ground-leased by certain subsidiaries of the Company as of the date of the Loan, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, a subsidiary of the Company, and a security interest in deposit accounts. The Loan is scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. We anticipate that we will exercise the extension options as it is probable that we will be in compliance with all of the requirements of the Loan, and thereby have the ability to extend. The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan is not subject to any mandatory principal amortization. A portion of the proceeds from the Loan was used to repay the $732.6 million principal amount outstanding under the previous mortgage loan, and the Borrowers repaid in full, cancelled and terminated the mortgage loan agreements outstanding relating to the previous mortgage loan without any penalties incurred. Additionally, a portion of the proceeds was used to redeem shares of the Company’s Series A Preferred Stock.

As of March 31, 2019, we had $695.3 million in mortgages payable, comprised of $679.8 million under the Loan, and $15.5 million secured by the Fort Worth, Texas Residence Inn property. In connection with the sales of the Homewood Suites – Laredo, Texas, the Residence Inn – Laredo, Texas, and the Courtyard – Dothan, Alabama, we repaid $22.3 million of the Loan.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, in accordance with the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $4.1 million in capital improvements in the first three months of this year and expect to spend an additional $5.7 million on capital improvements during the remainder of this year.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our stockholders. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2018, dividends on our common stock were paid in February, May, August and October. On March 7, 2019, the Board of Directors of the Company declared a dividend on its common stock of $121,000 per share, which was paid on March 7, 2019. On March 25, 2019, the Board of Directors of the Company declared a dividend on its common stock of $160,000 per share, which was paid on March 25, 2019.

Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

In 2018, dividends on the Series A Preferred Stock were paid in January, April, July, and October. On January 15, 2019, we paid a dividend on our Series A Preferred Stock of $0.0523 per share to stockholders of record on January 1, 2019. On March 25, 2019, our Board of Directors declared a dividend on the Series A Preferred Stock of $0.0523 per share, which was paid on April 15, 2019 to stockholders of record on April 1, 2019. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

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

On March 26, 2019, the Board of Directors of the Company approved the redemption of 20,945,000 shares of Series A Preferred Stock from holders of record on March 29, 2019 (representing approximately 47.80% of the total Series A Preferred Stock outstanding). The shares of Series A Preferred Stock were redeemed on May 1, 2019. The shares of Series A Preferred Stock were redeemed on a pro rata basis from each stockholder at a redemption rate of $1.9099 per share, which was comprised of the $1.90 liquidation preference per share and $0.0099 in accumulated and unpaid dividends per share earned through the redemption date for an aggregate redemption amount of approximately $40.0 million.

Contractual Obligations

Our contractual obligations have not changed significantly from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Company’s disclosures about market risk, please see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, as the successor to Apple Six, is subject to claims for alleged acts of Apple Six that occurred prior to the Merger. On February 24, 2017, a putative class action, captioned Wilchfort v. Knight, et al., Civil Action No. 17-cv-01046 (E.D.N.Y.), was filed in the United States District Court for the Eastern District of New York against BRE Select Hotels Corp, as successor-in-interest to Apple REIT Six, Inc., Apple Hospitality REIT, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. (together with Apple REIT Six, Inc. and Apple REIT Seven, Inc., the “Apple REITs”), certain of the Apple REITs’ directors, officers and advisors, and Apple Fund Management, LLC. Plaintiff seeks to represent a class of all persons and entities who elected to participate in Apple REITs’ Dividend Reinvestment Plans (“DRIPs”) between July 17, 2007 and the later of the termination and/or suspension of the respective DRIPs or February 12, 2014. The complaint alleges, among other things, that the prices at which plaintiff and the purported class members purchased additional shares through the DRIPs were artificially inflated and not indicative of the true value of units in the Apple REITs. Plaintiff asserts claims for breach of contract, tortious interference with contract and tortious interference with business expectancy and breach of implied duty of good faith and fair dealing and seeks, among other things, damages and other costs and expenses. On March 30, 2018, the court granted in part and denied in part the Company’s motion to dismiss and, on April 13, 2018, plaintiffs filed an amended complaint, captioned Wilchfort et al. v. BRE Select Hotels Corp., Civil Action No. 17-cv-1046 (E.D.N.Y.). On May 31, 2018, plaintiff filed a Second Amended Class Action Complaint, captioned Battaglia v. BRE Select Hotels Corp., Civil Action No. 17-cv-01046 (E.D.N.Y.), which, among other things, narrowed the putative class period to February 24, 2011 through November 29, 2012. On June 4, 2018, plaintiff filed a motion for class certification. On June 27, 2018, the Company filed an Answer to the Second Amended Class Action Complaint. On March 1, 2019, the parties executed a settlement agreement to resolve all of plaintiff’s claims without any admission of wrongdoing for $3.75 million. Also, on March 1, 2019, the plaintiff filed a motion for preliminary approval of the settlement agreement. The settlement agreement is also subject to final approval by the court, and there can be no assurance that the court will approve such settlement. As of March 31, 2019 and December 31, 2018, the Company had fully reserved for this settlement amount of $3.75 million in accounts payable, accrued expenses and other liabilities.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially adversely affect the Company’s business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. The risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also could materially adversely affect its business, financial condition, results of operations (including revenues and profitability), operating cash flow and value. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Documents

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: May 15, 2019	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President
and Managing Director
(Principal Financial Officer and Principal Accounting Officer)