Form 10-Q
period 2019-06-30
BRE Select Hotels Corp
filed 2019-08-14
CIK 1566445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not Applicable

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	100
(Class)	Outstanding at August 14, 2019

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

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Investment in real estate, net of accumulated depreciation of $128,218 and $130,231, respectively	$646,718	$674,130
Hotels held for sale	—	25,305
Cash and cash equivalents	13,639	20,460
Restricted cash	14,882	11,656
Due from third-party managers, net	6,382	4,802
Insurance receivable	9,427	11,958
Prepaid expenses and other assets	5,948	3,892
Goodwill	98,682	98,682
Deferred tax assets	355	335

TOTAL ASSETS	$796,033	$851,220

LIABILITIES
Accounts payable, accrued expenses, and other liabilities	$15,179	$22,706
Due to third-party managers, net	926	360
Mortgages payable	694,848	692,882
Mortgages payable related to assets of hotels held for sale	—	22,324

TOTAL LIABILITIES	710,953	738,272
Commitments and contingencies (Note 8) 7% Series A Cumulative Redeemable Preferred Stock, $1.90 initial liquidation preference, 120,000,000 shares authorized; 22,876,901 and 43,821,901 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	43,267	82,880
STOCKHOLDER’S EQUITY
Preferred stock, $0.0001 par value, 30,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 100 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	41,813	30,068

TOTAL STOCKHOLDER’S EQUITY	41,813	30,068

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$796,033	$851,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUE
Room revenue	$59,708	$61,821	$109,810	$114,361
Other revenue	2,818	2,977	5,437	6,214

Total revenue	62,526	64,798	115,247	120,575
EXPENSES AND OTHER
Operating expense	13,483	14,306	25,990	27,945
Hotel administrative expense	5,569	5,404	10,668	10,726
Sales and marketing	5,257	5,279	9,857	10,075
Utilities	1,578	1,769	3,289	3,638
Repair and maintenance	2,641	2,720	5,245	5,422
Franchise fees	3,138	3,157	5,764	5,745
Management fees	1,905	2,012	3,471	3,708
Taxes, insurance and other	3,372	3,148	6,173	7,154
General and administrative	2,474	2,103	4,754	3,501
Depreciation expense	7,632	8,416	15,773	17,165
Impairment of investment in real estate	4,457	18,307	18,873	18,307
(Gain) loss on sale of hotel properties	(74)	—	355	—
Gain on insurance proceeds	(4,300)	—	(20,361)	—
Interest expense, net	9,194	8,821	18,528	18,245
Loss (gain) on derivatives	—	58	—	(2)

Income (loss) before income tax (expense) benefit	6,200	(10,702)	6,868	(11,054)
Income tax (expense) benefit	(768)	2,150	267	2,848

Net income (loss)	5,432	(8,552)	7,135	(8,206)
Series A Preferred Stock dividends	(1,586)	(2,011)	(3,878)	(3,470)

Net income (loss) available for common stockholder	$3,846	$(10,563)	$3,257	$(11,676)

Basic and diluted net income (loss) per common share
Basic and diluted net income (loss) per common share available to common stockholder	$38,460	$(105,630)	$32,570	$(116,760)

Dividends declared per common share	$54,150	$60,000	$335,150	$100,000
Weighted average common shares outstanding - basic and diluted	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except per share data)

			Series B			Distributions
	Common Stock		Preferred Stock		Additional	Greater	Total
	Number of		Number of		Paid-in	than	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Net Income	Equity
Three Months Ended
Balance at March 31, 2019	100	$—	—	$—	$3,379	$—	$3,379
Net income	—	—	—	—	17	5,415	5,432
Contributions					40,003	—	40,003
Cash dividends declared and paid to common stockholder ($54,150 per share)	—	—	—	—	—	(5,415)	(5,415)
Preferred dividends earned ($0.0523 per share)	—	—	—	—	(1,586)	—	(1,586)

Balance at June 30, 2019	100	$—	—	$—	$41,813	$—	$41,813

Three Months Ended
Balance at March 31, 2018	100	$—	—	$—	$68,435	$—	$68,435
Net loss	—	—	—	—	(8,552)	—	(8,552)
Cash dividends declared and paid to common stockholder ($60,000 per share)	—	—	—	—	(6,000)	—	(6,000)
Preferred dividends earned ($0.0438 per share)	—	—	—	—	(1,875)	—	(1,875)

Balance at June 30, 2018	100	$—	—	$—	$52,008	$—	$52,008

Six Months Ended
Balance at December 31, 2018	100	$—	—	$—	$30,068	$—	$30,068
Net income	—	—	—	—	—	7,135	7,135
Contributions					42,003	—	42,003
Cash dividends declared and paid to common stockholder ($335,150 per share)	—	—	—	—	(26,380)	(7,135)	(33,515)
Preferred dividends earned ($0.1040 per share)	—	—	—	—	(3,878)	—	(3,878)

Balance at June 30, 2019	100	$—	—	$—	$41,813	$—	$41,813

Six Months Ended
Balance at December 31, 2017	100	$—	—	$—	$73,548	$—	$73,548
Net loss	—	—	—	—	(8,206)	—	(8,206)
Cash dividends declared and paid to common stockholder ($100,000 per share)	—	—	—	—	(10,000)	—	(10,000)
Preferred dividends earned ($0.0771 per share)	—	—	—	—	(3,334)	—	(3,334)

Balance at June 30, 2018	100	$—	—	$—	$52,008	$—	$52,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$7,135	$(8,206)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,773	17,165
Impairment of investment in real estate	18,873	18,307
Loss on sale of hotel properties	355	—
Gains on derivatives	—	(2)
Amortization of deferred financing costs	2,221	3,156
Deferred income taxes	(20)	(3,267)
Changes in operating assets and liabilities:
Increase in due to/from third-party managers, net	(1,014)	(2,138)
Decrease in insurance receivable	1,532	—
Increase in prepaid expenses and other assets	(2,056)	(547)
Decrease in accounts payable and accrued expenses	(2,996)	(458)

Net cash provided by operating activities	39,803	24,010
Cash flows from investing activities:
Capital improvements	(12,407)	(14,741)
Proceeds from sale of hotel properties	25,247	75,340
Property insurance proceeds	2,440	719

Net cash provided by investing activities	15,280	61,318
Cash flows from financing activities:
Redemptions of preferred stock	(39,796)	—
Payments of mortgage debt	(22,579)	(76,742)
Dividends paid to Series A Preferred stockholders	(4,791)	(2,918)
Contributions	42,003	—
Dividends paid to common stockholder	(33,515)	(10,000)

Net cash used in financing activities	(58,678)	(89,660)

Net decrease in cash and cash equivalents and restricted cash	(3,595)	(4,332)
Cash and cash equivalents and restricted cash, beginning of period	32,116	31,602

Cash and cash equivalents and restricted cash, end of period	$28,521	$27,270

Supplemental Cash Flow Information, including Non-Cash Activities:
Interest paid	$16,550	$15,164
Taxes paid	$190	$77
Accrued capital improvements	$2,615	$1,274
Accrued 7% Series A Preferred Stock dividends	$1,196	$2,011
Insurance receivable for loss due to property damage	$469	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRE SELECT HOTELS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated)

(Unaudited)

1. Organization

BRE Select Hotels Corp, together with its wholly owned subsidiaries (the “Company”), is a Delaware corporation that qualifies as a real estate investment trust, or REIT, for federal income tax purposes commencing in the year ended December 31, 2012. The Company was formed on November 28, 2012 to invest in income-producing real estate in the United States through the acquisition of Apple REIT Six, Inc. (“Apple Six”) on behalf of BRE Select Hotels Holdings LP (“BRE Holdings”), a Delaware limited partnership and an affiliate of the Company. All of the common stock of the Company is owned by BRE Holdings, which is an affiliate of Blackstone Real Estate Partners VII L.P. (the “Sponsor”). The acquisition of Apple Six (the “Merger”) was completed on May 14, 2013 (the “Acquisition Date”). As of June 30, 2019, the Company owned 45 hotels located in 16 states with an aggregate of 5,370 rooms.

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

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$13,639	$20,460	$16,062	$22,491
Restricted cash	14,882	11,656	11,208	9,111

Total cash, cash equivalents and restricted cash	$28,521	$32,116	$27,270	$31,602

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

If events or circumstances change, such as if the operating performance of a property declines substantially for an extended period of time or there is a change in anticipated hold periods, the Company’s carrying value for a particular property may not be recoverable and in such instances an impairment loss may be recorded. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If the carrying value of such assets exceeds such cash flows, the assets are considered impaired. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. Fair value is determined by using management’s best estimate of the discounted net cash flows over the remaining useful life of the asset or other indicators of fair value.

During the six months ended June 30, 2019 and 2018, the Company identified indicators of impairment for certain properties. As a result of recent valuations obtained during the six months ended July 31, 2019 and 2018, a test for impairment of each property was performed with fair value determined based on the estimated sales proceeds for the property. The following tables summarize the impairments of investments in real estate for the six months ended June 30, 2019 and 2018, respectively.

The Company recorded impairment of investments in real estate during the six months ended June 30, 2019 as summarized below.

Date of Impairment Charge	Property	Impairment
March 2019	Courtyard—Pensacola, Florida	$937
March 2019	Hilton Garden Inn—Saratoga Springs, New York	5,927
March 2019	Homewood Suites—Fort Worth, Texas	3,969
March 2019	Hilton Garden Inn—McAllen, Texas	3,583
June 2019	Hampton Inn—Foothill Ranch, California	336
June 2019	Hilton Garden Inn—Foothill Ranch, California	588
June 2019	Homewood Suites—Fort Worth, Texas	2,260
June 2019	Hilton Garden Inn—Bakersfield, California	1,273

	Total impairments of investment in real estate	$18,873

The Company recorded impairment of investments in real estate during the six months ended June 30, 2018 as summarized below.

Date of Impairment Charge	Property	Impairment
June 2018	Residence Inn—Pittsburgh, Pennsylvania	$13,605
June 2018	Hilton Garden Inn—McAllen, Texas	4,702

	Total impairments of investment in real estate	$18,307

Goodwill – Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations and is characterized by intangible assets that do not qualify for separate recognition. In accordance with accounting guidance related to goodwill and other intangible assets, goodwill is not amortized, but instead reviewed for impairment at least annually. The Company performs its annual testing for impairment of goodwill during the fourth quarter of each year and in certain situations between those annual dates if indicators of impairment are present. The impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step is a comparison of the fair value of the reporting unit, determined using an income approach and validated by a market approach, to its carrying amount. If the carrying amount exceeds the fair value, the second step quantifies any impairment loss by comparing the current implied value of goodwill to the recorded goodwill balance. There was no impairment of goodwill for any of the periods presented. The Company’s goodwill at June 30, 2019 and December 31, 2018 was $98.7 million.

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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for the right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company believes there are no significant judgments regarding the recognition of room revenue.

Food and beverage revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or banquet services. The Company’s contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the banquet facilities and related dining amenities are provided to the customer. The Company believes there are no significant judgments regarding the recognition of food and beverage revenue. The Company recognized $1.7 million and $1.9 million of food and beverage revenue during the three months ended June 30, 2019 and 2018, respectively. The Company recognized $3.3 million and $4.0 million of food and beverage revenue during the six months ended June 30, 2019 and 2018, respectively. Food and beverage revenue is included in other revenue in the Company’s condensed consolidated statements of operations.

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

New Accounting Pronouncements – On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases, and all related amendments (codified in Accounting Standards Codification Topic 842). Certain of the Company’s investments in real estate are subject to ground leases and parking leases, for which a lease liability and corresponding right-of-use (“ROU”) asset were recognized as a result of adoption. The Company calculated the amount of the lease liability and ROU asset by taking the present value of the remaining lease payments. The Company is not contemplating any options to extend or terminate its leases in the calculation of the lease liability and corresponding ROU asset. The Company’s incremental borrowing rate of a loan with a similar term as the corresponding leases was used as the discount rate, which was determined to be approximately 4.5%. Considerable judgement and assumptions were required to estimate the Company’s incremental borrowing rate which was determined by considering the Company’s credit quality, ground lease duration, and debt yields observed in the market.

Two of the Company’s existing ground leases and one parking lease were classified as operating leases and upon adoption, the Company recognized an operating lease liability and corresponding ROU asset of $0.7 million. The lease liabilities are included as a component of accounts payable, accrued expenses, and other liabilities and the related ROU assets are recorded as a component of investments in real estate, net, on the Company’s condensed consolidated balance sheet. Refer to Note 8 for additional information. In transition, the Company elected the package of practical expedients to not reassess (i) whether existing arrangements are or contain a lease, (ii.) the classification of an operating or financing lease in a period prior to adoption, and (iii.) any initial direct costs for existing leases. Additionally, the Company elected not to use hindsight and carried forward its lease term assumptions when adopting Topic 842 and did not recognize lease liabilities and lease assets for leases with a term of 12 months or less. The Company applied ASU 2016-02 as of the effective date of January 1, 2019, and there was no impact to retained earnings as a result of the Company’s adoption.

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

3. Investment in Real Estate, net

Investment in real estate, net, as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Land and Improvements	$107,211	$109,033
Building and Improvements	611,436	630,723
Furniture, Fixtures and Equipment	54,240	57,843
Construction in Progress	1,419	6,762
Operating lease right-of-use assets	630	—

	774,936	804,361
Less: Accumulated Depreciation	(128,218)	(130,231)

Investment in Real Estate, net	$646,718	$674,130

4. Sale of Hotel Properties

During the six months ended June 30, 2019, the Company sold three hotels as summarized below.

Hotel	Date of Sale	Proceeds	Gain (Loss)	Mortgage Payable Repaid
Homewood Suites—Laredo, Texas	January 2019	$9,765	$26	$8,159
Residence Inn—Laredo, Texas	February 2019	9,302	72	7,149
Courtyard—Dothan, Alabama	February 2019	6,097	(536)	7,016
Properties sold in 2018		83	83	—

Total		$25,247	$(355)	$22,324

The Company received proceeds of $25.2 million from the sales of these hotels, which are net of $0.8 million in selling costs. During the year ended December 31, 2018, the Company recorded a $5.0 million impairment of investment in real estate related to these three properties.

During the six months ended June 30, 2018, the Company sold two hotels as summarized below.

Hotel	Date of Sale	Proceeds	Gain	Mortgage Payable Repaid
Residence Inn—Huntsville, Alabama	January 2018	$7,587	$—	$7,587
Marriott—Redmond, Washington	February 2018	67,753	—	68,917

Total		$75,340	$—	$76,504

The Company received proceeds of $75.3 million from the sales of these hotels, which are net of $2.5 million in selling costs. Due to the sale of these hotels, the Company made an additional principal payment of $6.6 million in order to comply with the debt yield as required under the terms of the Company’s mortgage loan agreement. During the year ended December 31, 2017, the Company recorded a $10.9 million impairment of investment in real estate related to these two properties, therefore, no gain or loss was recorded during the six months ended June 30, 2018.

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

Hotel	Assets of Hotels Held for Sale
Homewood Suites—Laredo, Texas	$9,748
Residence Inn—Laredo, Texas	9,252
Courtyard—Dothan, Alabama	6,305

Total	$25,305

The Company sold the hotels in the first quarter of 2019 as described in Note 4. No hotels were held for sale as of June 30, 2019.

6. Mortgages Payable

Mortgages payable as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Mortgages payable before unamortized deferred financing costs	$695,132	$695,387
Unamortized deferred financing costs	(284)	(2,505)

Mortgages payable related to assets held and used	$694,848	$692,882

Mortgages payable related to assets of hotels held for sale	—	22,324

Total mortgages payable	$694,848	$715,206

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

The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of

July 9, 2019 and a cap rate of 4.25%. The Loan was scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. The Company exercised the first of five one-year extensions on July 9, 2019, which extends the loan to July 9, 2020. In connection with the extension of the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $679.8 million, a termination date of July 9, 2020 and a cap rate of 5.00%. The Company anticipates that it will exercise the remaining extension options as it is probable that the Company will be in compliance with all of the requirements of the Loan, and thereby have the ability to extend.

The Loan is not subject to any mandatory principal amortization. The Loan contains various representations and warranties, as well as certain financial, operating and other covenants. The Company believes it was in compliance with all applicable covenants as of June 30, 2019 and December 31, 2018.

In connection with the Loan, the Company capitalized deferred financing costs of $10.8 million, which consists of amounts paid for direct and indirect costs associated with the origination of the Loan. Deferred financing costs were $0.3 million and $2.5 million as of June 30, 2019 and December 31, 2018, respectively, and are presented as a direct deduction of mortgages payable on the condensed consolidated balance sheets. Such costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt.

As part of the Merger, the Company assumed an existing loan with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The loan matures on October 6, 2022 and carries a fixed interest rate of 4.73%. The outstanding principal balance was $15.3 million and $15.6 million as of June 30, 2019 and December 31, 2018, respectively, and is included in mortgages payable in the condensed consolidated balance sheets.

Components of interest expense for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Mortgage debt	$8,102	$7,644	$16,377	$15,146
Amortization of deferred financing costs	1,110	1,197	2,221	3,156
Capitalized interest	(18)	(20)	(70)	(57)

Total interest expense, net	$9,194	$8,821	$18,528	$18,245

Future scheduled principal payments of debt obligations as of June 30, 2019 are as follows:

2019 (remaining months)	$680,001
2020	533
2021	562
2022	14,036
2023	—
2024	—
Thereafter	—

Total	$695,132

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

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities not measured at fair value:
Mortgages payable and mortgages payable related to assets of hotels held for sale	$695,132	$695,041	$717,711	$717,227

Interest rate caps – In July 2017, the Company acquired one interest rate cap agreement, as required by the terms of its Loan, considered to be a derivative financial instrument. The agreement caps the interest rate on the Loan. The Company did not designate the derivative as a hedge for accounting purposes, and accordingly, accounts for the interest rate cap at fair value in the accompanying condensed consolidated balance sheets in prepaid expenses and other assets with adjustments to fair value recorded in loss (gain) on derivatives in the condensed consolidated statements of operations. The interest rate cap was acquired at a cost of $0.2 million and the fair value of the interest rate cap was $0 as of June 30, 2019 and December 31, 2018. Fair value is determined by using prevailing market data and incorporating proprietary models based on well recognized financial principles and reasonable estimates where applicable from a third-party source. This is considered a Level 2 valuation technique. Fair value changes on the interest rate cap are classified as a component of cash flows from operations.

Mortgages payable and mortgages payable related to assets of hotels held for sale – For fixed rate mortgage payable, fair value is calculated by discounting the future cash flows of each instrument at estimated market rates of debt obligations with similar maturities and credit profiles or quality. This is considered a Level 3 valuation technique. The estimated fair value of the mortgages payable and mortgages payable related to assets of hotels held for sale in the table above includes the estimated fair value of the mortgage loan secured by the Company’s Fort Worth, Texas Residence Inn property, and the Company’s carrying value of the Loan at June 30, 2019 and December 31, 2018, including carrying amounts related to assets of hotels held for sale, if applicable. The fair value of the Loan at June 30, 2019 and December 31, 2018 cannot be reasonably estimated because it is not readily determinable without undue cost.

Impairment of investment in real estate – The impairment determinations during the six months ended June 30, 2019 and the year ended December 31, 2018 for the properties described in Note 2 and Note 4 were based on Level 3 fair value measurements.

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

On or around June 5, 2015, the Company evacuated and temporarily closed the Homewood Suites in Fort Worth, Texas due to damage incurred from extensive flooding in the area during late May 2015. Remediation work commenced immediately, and while the hotel reopened on October 27, 2015, all rooms were not restored to service until April 2017. Three other hotels the Company owns in the Dallas-Fort Worth area (SpringHill Suites Dallas Downtown, TownePlace Suites Las Colinas, and Residence Inn Forth Worth Cultural District) were significantly damaged in the same May 2015 storm. The remaining insurance receivables related to fiscal year 2015 property insurance claims totaled $5.1 million as of December 31, 2016. After negotiations with the insurance providers failed to resolve the dispute, the Company filed a lawsuit in August 2017 in order to collect the remaining amounts due from the insurance providers. Since the matter was subject to litigation and the collectability of the insurance receivable was no longer deemed probable and reasonably assured due to the uncertainty involved with the outcome of the litigation, during the fourth quarter of 2017, the Company recorded an allowance of $5.0 million against the insurance receivable and a corresponding loss on disposals of investment in real estate of $5.0 million for the year ended December 31, 2017. On March 4, 2019, the Company and the property insurer defendants concluded a settlement agreement for $16.1 million, resolving the insurance coverage dispute between them with respect to the properties at issue in the coverage litigation. The property insurers paid the settlement amount during the six months ended June 30, 2019. In addition, on April 1, 2019, the Company and a separate pollution legal liability insurer defendant reached an agreement to settle their coverage dispute regarding the same relevant properties. In April of 2019, the pollution legal liability insurer paid its settlement amount of $4.3 million and the pending coverage litigation was thereafter dismissed.

In September 2018, the Company evacuated and temporarily closed the Courtyard in Myrtle Beach, South Carolina due to damage incurred from Hurricane Florence. In October 2018, Hurricane Michael struck the Florida Panhandle as a category 5 hurricane which resulted in widespread damage, flooding and power outages. The Company evacuated and temporarily closed the Courtyard in Panama City and three additional hotels were also impacted by the hurricane but were able to remain open. One of the impacted hotels, the Courtyard in Dothan, Alabama was sold in February 2019. The Company maintains insurance for properties under ownership which is subject to a deductible of approximately $1.2 million. The Company recorded an insurance receivable of $9.4 million and $12.0 million as of June 30, 2019 and December 31, 2018. In addition, the Company recorded an impairment on investment in real estate of $0.5 million during the six months ended June 30, 2019 and $4.8 million during the year ended December 31, 2018, which represents the Company’s estimate of property damage and remediation costs incurred up to the insurance policy deductibles. The Company also anticipates receiving proceeds from business interruption insurance to cover business lost as a result of the hurricanes.

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

The Company, as the successor to Apple Six, is subject to claims for alleged acts of Apple Six that occurred prior to the Merger. On February 24, 2017, a putative class action, captioned Wilchfort v. Knight, et al., Civil Action No. 17-cv-01046 (E.D.N.Y.), was filed in the United States District Court for the Eastern District of New York against BRE Select Hotels Corp, as successor-in-interest to Apple REIT Six, Inc., Apple Hospitality REIT, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. (together with Apple REIT Six, Inc. and Apple REIT Seven, Inc., the “Apple REITs”), certain of the Apple REITs’ directors, officers and advisors, and Apple Fund Management, LLC. Plaintiff seeks to represent a class of all persons and entities who elected to participate in Apple REITs’ Dividend Reinvestment Plans (“DRIPs”) between July 17, 2007 and the later of the termination and/or suspension of the respective DRIPs or February 12, 2014. The complaint alleges, among other things, that the prices at which plaintiff and the purported class members purchased additional shares through the DRIPs were artificially inflated and not indicative of the true value of units in the Apple REITs. Plaintiff asserts claims for breach of contract, tortious interference with contract and tortious interference with business expectancy and breach of implied duty of good faith and fair dealing and seeks, among other things, damages and other costs and expenses. On March 30, 2018, the court granted in part and denied in part the Company’s motion to dismiss and, on April 13, 2018, plaintiffs filed an amended complaint, captioned Wilchfort et al. v. BRE Select Hotels Corp., Civil Action No. 17-cv-1046 (E.D.N.Y.). On May 31, 2018, plaintiff filed a Second Amended Class Action Complaint, captioned Battaglia v. BRE Select Hotels Corp., Civil Action No. 17-cv-01046 (E.D.N.Y.), which, among other things, narrowed the putative class period to February 24, 2011 through November 29, 2012. On June 4, 2018, plaintiff filed a motion for class certification. On June 27, 2018, the Company filed an Answer to the Second Amended Class Action Complaint. On March 1, 2019, the parties executed a settlement agreement to resolve all of plaintiff’s claims without any admission of wrongdoing for $3.75 million. Also, on March 1, 2019, the plaintiff filed a motion for preliminary approval of the settlement agreement. On July 16, 2019, the Court granted plaintiff’s motion for preliminary approval of the settlement agreement and scheduled the Final Approval Hearing for November 6, 2019.The settlement agreement is also subject to final approval by the court, and there can be no assurance that the court will approve such settlement. As of June 30, 2019 and December 31, 2018, the Company had fully reserved for this settlement amount of $3.75 million in accounts payable, accrued expenses, and other liabilities. The Company paid the settlement amount into an escrow account in August 2019.

Franchise Agreements – As of June 30, 2019, the Company’s hotel properties, other than the Courtyard in Myrtle Beach, South Carolina, the SpringHill Suites in Fort Worth, Texas, which was sold in December 2018, and the Marriott in Redmond, Washington, which was sold in February 2018, (the “Marriott Managed Properties”) were operated under franchise agreements between the Company’s TRS and Marriott or Hilton Worldwide Holdings Inc. or its affiliates (“Hilton”). The franchise agreements for these hotels allow the properties to operate under the brand identified in the applicable franchise agreements. The management agreements for each of the Marriott Managed Properties allow the Marriott Managed Properties to operate under the brand identified therein. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.5% and 6.0% of room revenue, which is included in franchise fees in the condensed consolidated statements of operations. Program fees, which include additional fees for marketing, are included in sales and marketing expense, and central reservation system and other franchisor costs are included in operating expense in the condensed consolidated statements of operations.

Management Agreements – As of June 30, 2019, each of the Company’s 45 hotels were operated and managed under separate management agreements, by affiliates of the following companies: Marriott, Texas Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), Interstate Hotels & Resorts, Inc. (“Interstate”), OTO Development, LLC (“OTO”), or Sage Hospitality (“Sage”). The management agreements require the Company to pay a monthly fee calculated as a percentage of revenues, generally between 2.0% and 7.0%, as well as annual incentive fees, if applicable, and are included in management fees in the condensed consolidated statements of operations. The agreements have remaining terms generally ranging from less than one year to 15 years. The agreements with less than one year remaining in their term generally automatically renew on annual or month-to-month terms unless either party to the agreement gives prior notice of the termination thereof. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term and liquidated damages. Additionally, the Company, from time to time, may enter into management agreements to manage retail premises ancillary to its hotels.

TRS Lease Agreements – The Company’s lease agreements are intercompany agreements between the TRS lessees and the Company’s property-owning subsidiaries. These agreements generally contain terms which are customary for third-party lease agreements, including terms for rent payments and other expenses. All rental income and expense related to the TRS lease agreements eliminate on a consolidated basis, and therefore have no impact on the condensed consolidated financial statements.

Leases – As of June 30, 2019, two of the Company’s hotel properties had ground leases with remaining terms of less than two years, which may be extended at the Company’s election. In addition, the Company is the lessee in a parking lease with a remaining term of eight years. As of June 30, 2019, the Company had operating lease ROU assets of $0.6 million recorded within investments in real estate, net, and corresponding lease liabilities of $0.6 million recorded within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheet. Cash paid related to operating lease liabilities was $0.1 million during the six months ended June 30, 2019 and is included in net cash provided by operating activities on the condensed consolidated statement of cash flows.

The weighted average discount rate used to measure the ROU assets and lease liabilities for operating leases was approximately 4.5% as of June 30, 2019. The weighted average remaining lease term for the Company’s operating leases was approximately seven years as of June 30, 2019. Additionally, the Company has elected as an accounting policy not to recognize short-term leases (i.e. leases with a lease term of 12 months or less), on the condensed consolidated balance sheet.

After the adoption of the new accounting guidance related to leasing, future minimum base rental payments payable under these non-cancelable operating leases in effect at June 30, 2019 are as follows:

2019 (remaining months)	$90
2020	119
2021	76
2022	78
2023	81
2024	83
Thereafter	219

Total undiscounted future lease payments	$746
Less: Discount	(113)

Total lease liabilities	$633

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

The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to litigation and regulatory matters for alleged legacy acts exceed $3.5 million from the date of the Merger described in Note 1. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the Series A Preferred Stock to equal the redemption value at the end of each reporting period. As of June 30, 2019, the initial liquidation preference has not been adjusted.

As of June 30, 2019 and December 31, 2018, BRE Holdings owned approximately 0.5 million and 0.9 million shares of the Series A Preferred Stock, respectively.

On January 15, 2019, we paid a dividend on our Series A Preferred Stock of $0.0523 per share to stockholders of record on January 1, 2019.

On March 25, 2019, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0523 per share, which was paid on April 15, 2019 to stockholders of record on April 1, 2019. On July 1, 2019, the Board of Directors of the Company declared a dividend on the Series A Preferred Stock of $0.0523 per share, which was paid on July 15, 2019 to stockholders of record on July 1, 2019. The Company accrued dividends of $1.2 million and $2.3 million at June 30, 2019 and December 31, 2018, respectively, which are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At June 30, 2019 and December 31, 2018, there were 100 shares of common stock issued and outstanding. In March 2019, the holders of the Company’s common stock contributed $2.0 million to the Company. In May 2019, in conjunction with the Series A Preferred Stock redemption, the holders of the Company’s common stock contributed $40.0 million to the Company.

On March 7, 2019, the Board of Directors of the Company declared a dividend on its common stock of $121,000 per share, which was paid on March 7, 2019. On March 25, 2019, the Board of Directors of the Company declared a dividend on its common stock of $160,000 per share, which was paid on March 25, 2019. On April 25, 2019, the Board of Directors of the Company declared a dividend on its common stock of $54,150 per share, which was paid on April 25, 2019.

11. Income Taxes

The Company accounts for TRS income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The analysis utilized by the Company in determining the deferred tax valuation allowance involves considerable management judgment and assumptions. The deferred tax valuation allowance was $10.9 million and $10.7 million as of June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and 2018, the Company recorded $0.8 million of income tax expense and $2.2 million of income tax benefit, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded $0.3 million and $2.8 million of income tax benefit, respectively. The income tax expense for the three and six months ended June 30, 2019 and 2018 is comprised of federal and state income taxes.

12. Related Party Transactions

The Sponsor and its affiliates are in the business of making investments in companies and real estate assets and currently own, and may, from time to time acquire and hold, in each case, interests in businesses or assets that compete directly or indirectly with the Company. In addition, certain affiliates of the Sponsor have significant influence over Hilton, which indirectly owns the entities that serve as franchisors and receive franchise fees for 26 of the hotels owned by the Company. As of the end of May 2018, the Sponsor no longer has an equity investment in Hilton, however, an executive of the Sponsor is the Chairman of the Board of Directors of Hilton. In accordance with the Company’s certificate of incorporation, the Sponsor has no obligation to present any corporate opportunities to the Company or to conduct its other business and investment affairs in the best interests of the

Company, common stockholder, or holders of Series A Preferred Shares. In connection with the Sponsor’s and its affiliates’ business activities, the Sponsor, BRE Holdings or any of their affiliates, including, without limitation, Hilton or its subsidiaries, may from time to time enter into arrangements with the Company or its subsidiaries. These arrangements may be subject to restrictions on affiliate transactions contained in agreements entered into in connection with the Loan. The Company incurred $5.1 million and $5.2 million of franchise fees, marketing fees and other expenses during the three months ended June 30, 2019 and 2018, respectively. The Company incurred $9.1 million and $9.0 million of franchise fees, marketing fees and other expenses during the six months ended June 30, 2019 and 2018, respectively, under agreements with Hilton or its subsidiaries. No amounts were payable to Hilton as of June 30, 2019 or December 31, 2018.

A management company provides services to the Company including financial, accounting, administrative and other services that may be requested from time to time pursuant to a corporate services agreement. Affiliates of the Sponsor hold a management interest in this management company. The Company paid $0.6 million and $0.7 million to this management company during the three months ended June 30, 2019 and 2018, respectively. The Company paid $1.2 million and $1.9 million to this management company during the six months ended June 30, 2019 and 2018, respectively. No amounts were outstanding to this management company as of June 30, 2019 or December 31, 2018. Prepayments of $0.6 million and $0.5 million related to the corporate services agreement are included in prepaid expenses and other assets on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

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

Overview

We are a REIT focused on the ownership of upscale, extended-stay and select-service hotels. Our hotels operate under the Homewood Suites by Hilton, Hilton Garden Inn, Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott, Fairfield Inn by Marriott, Residence Inn by Marriott, SpringHill Suites by Marriott and TownePlace Suites by Marriott. Our focus is on the ownership of high-quality real estate that generates attractive returns for our investors. As of June 30, 2019, our portfolio consisted of 45 hotels, containing a total of 5,370 rooms diversified among markets in 16 states.

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

Our hotel portfolio experienced a decline in room revenue for the three and six months ended June 30, 2019 compared to the prior year periods primarily due to the sale of three properties during the six months ended June 30, 2019 and the sale of four properties during the year ended December 31, 2018. Excluding the properties sold, for the six months ended June 30, 2019, Average Daily Rate (“ADR”) increased and occupancy increased slightly compared to the 2018 comparable period. Net income increased for the three months ended June 30, 2019 compared to the 2018 comparable period due primarily to the $4.3 million gain on insurance proceeds and a $13.9 million decrease on impairments of investment of real estate during the three months ended June 30, 2019 compared to the same period in 2018. Net income increased for the six months ended June 30, 2019 compared to the 2018 comparable period primarily due to the gain on insurance proceeds of $20.4 million during the six months ended June 30, 2019 compared to the same period in 2018. These increases were partially offset by the sale of seven properties since January 1, 2018. Although our hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, the performance of our hotels as compared to other hotels within their respective local markets, in general, continues to meet our expectations.

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

In September 2018, we evacuated and temporarily closed the Courtyard in Myrtle Beach, South Carolina due to damage incurred from Hurricane Florence. In October 2018, Hurricane Michael struck the Florida Panhandle as a category 5 hurricane which resulted in widespread damage, flooding and power outages. We evacuated and temporarily closed the Courtyard in Panama City and three additional hotels were also impacted by the hurricane but were able to remain open. One of the impacted hotels, the Courtyard in Dothan, Alabama was sold in February 2019. We maintain insurance for properties under ownership which is subject to a deductible of approximately $1.2 million. We recorded an insurance receivable of $9.4 million and $12.0 million as of June 30, 2019 and December 31, 2018. In addition, we recorded an impairment on investment in real estate of $0.5 million during the six months ended June 30, 2019 and $4.8 million during the year ended December 31, 2018, which represents our estimate of property damage and remediation costs incurred up to the insurance policy deductibles. We also anticipate receiving proceeds from business interruption insurance to cover business lost as a result of the hurricanes.

Our Hotel Portfolio

As of June 30, 2019, we owned 45 hotels with an aggregate of 5,370 rooms located in 16 states. The following tables summarize the hotels and rooms by brand and by state:

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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018:

	Three Months Ended	Percent of	Three Months Ended	Percent of
	June 30, 2019	Revenue	June 30, 2018	Revenue
Total hotel revenue	$62,526	100%	$64,798	100%
Hotel operating expenses (1)	33,571	54%	34,647	54%
Taxes, insurance and other expense	3,372	5%	3,148	5%
General and administrative expense	2,474	4%	2,103	3%
Depreciation expense	7,632		8,416
Impairment of investment in real estate	4,457		18,307
Gain on sale of hotel properties	(74)		—
Gain on insurance proceeds	(4,300)		—
Interest expense, net	9,194		8,821
Loss on derivatives	—		58
Income tax expense (benefit)	768		(2,150)

	Six Months		Six Months
	Ended	Percent of	Ended	Percent of
	June 30, 2019	Revenue	June 30, 2018	Revenue
Total hotel revenue	$115,247	100%	$120,575	100%
Hotel operating expenses (1)	64,284	56%	67,259	56%
Taxes, insurance and other expense	6,173	5%	7,154	6%
General and administrative expense	4,754	4%	3,501	3%
Depreciation expense	15,773		17,165
Impairment of investment in real estate	18,873		18,307
Loss on sale of hotel properties	355		—
Gain on insurance proceeds	(20,361)		—
Interest expense, net	18,528		18,245
Gain on derivatives	—		(2)
Income tax benefit	(267)		(2,848)

(1)	Hotel operating expenses includes operating expense, hotel administrative expense, sales and marketing, utilities, repairs and maintenance, franchise fees, and management fees.

Comparable Operating Metrics

The following table reflects key operating metrics for our 45 hotels owned as of June 30, 2019 (“Comparable Properties”). We define Comparable Properties as the results generated by the 45 hotels owned as of the end of the reporting period.

	For the three months ended June 30,		For the six months ended June 30,
Statistical Data	2019 (1)	2018	2019 (1)	2018
Occupancy	81.5%	81.5%	77.9%	77.0%
ADR	$149.96	$144.45	$144.73	$139.76
RevPAR	$122.20	$117.74	$112.79	$107.62
RevPAR Index	116	116	119	117

(1)	Excludes Courtyard – Panama City, Florida for the period from January 1, 2019 through March 31, 2019 due to the property closure resulting from damages sustained during Hurricane Michael.

Revenues

Our principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended June 30, 2019 and 2018, we had total hotel revenue of $62.5 million and $64.8 million, respectively. For the six months ended June 30, 2019 and 2018, we had total hotel revenue of $115.2 million and $120.6 million, respectively. The decline was primarily related to $4.3 million and $9.0 million in revenue attributable to the Sold Properties that was earned during the three and six months ended June 30, 2018, respectively, but not earned in 2019 due to the disposition of the Sold Properties. The decrease was partially offset by an increase in revenues at the Comparable Properties during the three and six months ended June 30, 2019. The increase in revenues was largely attributable to a 3.6% increase in ADR year over year at the Comparable Properties.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended June 30, 2019 and 2018, hotel operating expenses totaled $33.6 million and $34.6 million, respectively, representing 54% of total hotel revenue in each period. For the six months ended June 30, 2019 and 2018, hotel operating expenses totaled $64.3 million and $67.3 million, respectively, representing 56% of total hotel revenue in each period. The decline in hotel operating expenses was largely due to $2.5 million and $5.7 million in expenses attributable to the Sold Properties that were incurred during the three and six months ended June 30, 2018, but not incurred in 2019 due to the disposition of the Sold Properties. These decreases were partially offset by an increase in operating expenses at the Comparable Properties during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

Excluding the impact of the Sold Properties, our results for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 reflect the impact of increases in revenues at our Comparable Properties and our efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs, are relatively fixed in nature. Although operating expenses generally increase as occupancy and revenue increase, we have and expect to continue to work with our management companies to reduce costs as a percentage of revenue where possible while maintaining quality service levels at each property.

Taxes, insurance, and other expenses for the three months ended June 30, 2019 and 2018 were $3.4 million and $3.1 million, respectively, or 5% of total hotel revenue in each period. Taxes, insurance, and other expenses for the six months ended June 30, 2019 and 2018 were $6.2 million and $7.2 million, or 5% and 6% of total hotel revenue, respectively. Taxes, insurance, and other expenses decreased by $0.3 million and $0.8 million due to expenses attributable to the Sold Properties that were incurred during the three and six months ended June 30, 2018, but not incurred in 2019 due to the disposition of the Sold Properties. These decreases for the three and six months ended June 30, 2019 were offset by an increase in property insurance premiums during the three and six months ended June 30, 2019.

General and administrative expense for the three months ended June 30, 2019 and 2018 was $2.5 million and $2.1 million, respectively, or 4% and 3% of total hotel revenue, respectively. General and administrative expense for the six months ended June 30, 2019 and 2018 was $4.8 million and $3.5 million, respectively, or 4% and 3% of total hotel revenue, respectively. The principal components of general and administrative expense are advisory fees and expenses, legal fees, accounting fees and reporting expenses. The increase in 2019 compared to 2018 was primarily due to legal fees related to the Fort Worth insurance litigation during the three and six months ended June 30, 2019.

Depreciation expense for the three months ended June 30, 2019 and 2018 was $7.6 million and $8.4 million, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $15.8 million and $17.2 million, respectively. The decrease in 2019 compared to 2018 was largely due to $0.8 million and $1.6 million in depreciation expense attributable to the Sold Properties that was incurred during the three and six months ended June 30, 2018, but not incurred in 2019 due to the disposition of the Sold Properties. The decrease for the six months ended June 30, 2019 was partially offset by increases in 2019 depreciation expense related to fixed assets placed in service at the comparable properties since June 30, 2018.

Impairment of investment in real estate for three months ended June 30, 2019 and 2018 was $4.5 and $18.3 million, respectively. Impairment of investment in real estate for the six months ended June 30, 2019 and 2018 was $18.9 and $18.3 million. During the six months ended June 30, 2019, we recognized a non-cash impairment of investment in real estate of $0.3 million related to the Hampton Inn – Foothill Ranch, California, $0.6 million related to the Hilton Garden Inn – Foothill Ranch, California, $1.3 million related to the Hilton Garden Inn – Bakersfield, California, $0.9 million related to the Courtyard – Pensacola, Florida, a $5.9 million impairment related to the Hilton Garden Inn – Saratoga Springs, New York, a $6.2 million impairment related to the Homewood Suites – Fort Worth, Texas, and a $3.6 million impairment related to the Hilton Garden Inn – McAllen, Texas. During the six months ended June 30, 2018, we recognized a non-cash impairment of investment in real estate of $13.6 million related to the Residence Inn – Pittsburgh, Pennsylvania and $4.7 million related to the Hilton Garden Inn – McAllen, Texas.

Gain on sale of hotel properties for the three months ended June 30, 2019 and 2018 was $0.1 million and $0, respectively. Loss on sale of hotel properties for the six months ended June 30, 2019 and 2018 was $0.4 million and $0, respectively. We sold three hotels during the first quarter of 2019 for which a $5.0 million impairment on investment of real estate was recorded during the year ended December 31, 2018. We sold two hotels in the first quarter of 2018 for which a $10.9 million impairment on investment in real estate was recorded during the year ended December 31, 2017.

Gain on insurance proceeds of $4.3 million and $20.4 million was recognized during the three and six months ended June 30, 2019 related to the Fort Worth insurance litigation.

Interest expense, net, for the three months ended June 30, 2019 and 2018 was $9.2 million and $8.8 million, respectively. Interest expense, net, for the six months ended June 30, 2019 and 2018 was $18.5 million and $18.2 million, respectively The increase was primarily due to an increase in the average London Interbank Offered Rate (“LIBOR”) in 2019 compared to the prior year comparable period, which resulted in an increase in interest expense, partially offset by savings from a lower debt balance due to the sale of the Sold Properties.

Income tax (expense) benefit for the three months ended June 30, 2019 and 2018 was ($0.8) million and $2.2 million, respectively. Income tax benefit for the six months ended June 30, 2019 and 2018 was $0.3 million and $2.8 million, respectively. The increase in income tax expense for the three and six months ended June 30, 2019 compared to the 2018 comparable period was primarily due to the $13.6 million impairment on investment in real estate for the Residence Inn - Pittsburgh during the three and six months ended June 30, 2018.

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

The following table is a reconciliation of our GAAP net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$5,432	$(8,552)	$7,135	$(8,206)
Depreciation and amortization	7,632	8,416	15,773	17,165
Interest expense, net	9,194	8,821	18,528	18,245
Income tax expense (benefit)	768	(2,150)	(267)	(2,848)

EBITDA	$23,026	$6,535	$41,169	$24,356
Impairment of investment in real estate	4,457	18,307	18,873	18,307
(Gain) loss on sale of hotel properties	(74)	—	355	—
Gain on insurance proceeds	(4,300)	—	(20,361)	—
Loss (gain) on derivatives	—	58	—	(2)

Adjusted EBITDA	$23,109	$24,900	$40,036	$42,661

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

Net cash flows provided by operating activities for the six months ended June 30, 2019 increased by $15.8 million compared to the six months ended June 30, 2018, primarily due to the $20.4 million insurance proceeds received related to the Fort Worth insurance litigation, partially offset by the impact of seven fewer hotels for the full six-month period in 2019 compared to 2018, due to the sale of the Sold Properties. Net cash flows provided by investing activities for the six months ended June 30, 2019 decreased by $46.0 million compared to the six months ended June 30, 2018, due primarily to the decrease of $50.1 million in proceeds from the sale of hotel properties in 2019 compared to 2018, partially offset by $2.3 million less in capital improvements and an increase in property insurance proceeds of $1.7 million. Net cash used in financing activities for the six months ended June 30, 2019 decreased by $31.0 million compared to the six months ended June 30, 2018 primarily due to $54.2 million less in debt repaid for the Sold Properties in 2019 compared to 2018 and $42.0 million of contributions, partially offset by the redemption of preferred stock of $40.0 million during the six months ended June 30, 2019, $23.5 million more in dividends paid to our common stockholder in 2019 and $1.8 million more in dividends paid to our preferred shareholders in 2019.

Mortgage Loans

On July 7, 2017, certain of our indirect wholly-owned subsidiaries (the “Borrowers”) and Morgan Stanley Bank, N.A., Bank of America, N.A., Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association (collectively, the “Lenders”) entered into a loan agreement, pursuant to which the Borrowers obtained a $800 million mortgage loan from the Lenders (the “Loan”). The Loan was secured by first-priority, cross-collateralized mortgage liens on 51 of the 52 properties owned or ground-leased by certain subsidiaries of the Company as of the date of the Loan, all related personal property, reserves, a pledge of all income received by the Borrowers with respect to the properties, a pledge of the ownership interests in the operating lessee, BRE Select Hotels Operating LLC, a subsidiary of the Company, and a security interest in deposit accounts. In connection with the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $800 million, a termination date of July 9, 2019 and a cap rate of 4.25%. The Loan was scheduled to mature on July 9, 2019, with an option for the Borrowers to extend the initial term for five one-year extension terms, subject to certain conditions. We exercised the first of five one-year extensions on July 9, 2019, which extends the loan to July 9, 2020. In connection with the extension of the Loan, the Borrowers entered into an interest rate cap agreement, which caps the base interest rate before applying the applicable margins on the Loan, for an aggregate notional amount of $679.8 million, a termination date of July 9, 2020 and a cap rate of 5.00%. We anticipate that we will exercise the remaining extension options as it is probable that we will be in compliance with all of the requirements of the Loan, and thereby have the ability to extend. The initial interest rate of the Loan is equal to the one-month London interbank offered rate for deposits, or LIBOR, plus a margin rate of 2.15%. The Loan is not subject to any mandatory principal amortization. A portion of the proceeds from the Loan was used to repay the $732.6 million principal amount outstanding under the previous mortgage loan, and the Borrowers repaid in full, cancelled and terminated the mortgage loan agreements outstanding relating to the previous mortgage loan without any penalties incurred. Additionally, a portion of the proceeds was used to redeem shares of the Company’s Series A Preferred Stock.

As of June 30, 2019, we had $695.1 million in mortgages payable, comprised of $679.8 million under the Loan, and $15.3 million secured by the Fort Worth, Texas Residence Inn property. In connection with the sales of the Homewood Suites – Laredo, Texas, the Residence Inn – Laredo, Texas, and the Courtyard – Dothan, Alabama, we repaid $22.3 million of the Loan.

Capital Expenditures

We have ongoing capital commitments to fund capital improvements. We are required, under all of the hotel franchise agreements and under our loan agreements, to make a percentage of the gross revenues from each hotel available for the repair, replacement and refurbishing of furniture, fixtures, and equipment at such hotel, provided that under the loan agreements such amounts may be used for certain capital expenditures with respect to the hotels. Pursuant to the Loan, we must deposit monthly in a lender escrow an amount equal to the sum of 4-5% of total revenue, excluding revenue from the Marriott managed hotels, in accordance with the terms of our franchise and management agreements. These funds can then be used for capital enhancements to the properties. We spent $12.4 million in capital improvements in the first six months of this year and expect to spend an additional $3.9 million on capital improvements during the remainder of this year.

Distributions

To qualify as a REIT, we are required to distribute at least 90% of our ordinary income to our stockholders. We intend to adhere to these distribution and the other requirements to qualify for REIT status.

BRE Holdings owns 100% of our issued and outstanding common stock. In 2018, dividends on our common stock were paid in February, May, August and October. On March 7, 2019, the Board of Directors of the Company declared a dividend on its common stock of $121,000 per share, which was paid on March 7, 2019. On March 25, 2019, the Board of Directors of the Company declared a dividend on its common stock of $160,000 per share, which was paid on March 25, 2019. On April 25, 2019, the Board of Directors of the Company declared a dividend on its common stock of $54,150 per share, which was paid on April 25, 2019.

Any decision to declare and pay dividends on our common stock in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

In 2018, dividends on the Series A Preferred Stock were paid in January, April, July, and October. On January 15, 2019, we paid a dividend on our Series A Preferred Stock of $0.0523 per share to stockholders of record on January 1, 2019. On March 25, 2019, our Board of Directors declared a dividend on the Series A Preferred Stock of $0.0523 per share, which was paid on April 15, 2019 to stockholders of record on April 1, 2019. On July 1, 2019, our Board of Directors declared a dividend on our Series A Preferred Stock of $0.0523 per share, which was paid on July 15, 2019 to stockholders of record on July 1, 2019. Dividends for the Series A Preferred Stock are anticipated to be paid quarterly in January, April, July and October each year.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, as the successor to Apple Six, is subject to claims for alleged acts of Apple Six that occurred prior to the Merger. On February 24, 2017, a putative class action, captioned Wilchfort v. Knight, et al., Civil Action No. 17-cv-01046 (E.D.N.Y.), was filed in the United States District Court for the Eastern District of New York against BRE Select Hotels Corp, as successor-in-interest to Apple REIT Six, Inc., Apple Hospitality REIT, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. (together with Apple REIT Six, Inc. and Apple REIT Seven, Inc., the “Apple REITs”), certain of the Apple REITs’ directors, officers and advisors, and Apple Fund Management, LLC. Plaintiff seeks to represent a class of all persons and entities who elected to participate in Apple REITs’ Dividend Reinvestment Plans (“DRIPs”) between July 17, 2007 and the later of the termination and/or suspension of the respective DRIPs or February 12, 2014. The complaint alleges, among other things, that the prices at which plaintiff and the purported class members purchased additional shares through the DRIPs were artificially inflated and not indicative of the true value of units in the Apple REITs. Plaintiff asserts claims for breach of contract, tortious interference with contract and tortious interference with business expectancy and breach of implied duty of good faith and fair dealing and seeks, among other things, damages and other costs and expenses. On March 30, 2018, the court granted in part and denied in part the Company’s motion to dismiss and, on April 13, 2018, plaintiffs filed an amended complaint, captioned Wilchfort et al. v. BRE Select Hotels Corp., Civil Action No. 17-cv-1046 (E.D.N.Y.). On May 31, 2018, plaintiff filed a Second Amended Class Action Complaint, captioned Battaglia v. BRE Select Hotels Corp., Civil Action No. 17-cv-01046 (E.D.N.Y.), which, among other things, narrowed the putative class period to February 24, 2011 through November 29, 2012. On June 4, 2018, plaintiff filed a motion for class certification. On June 27, 2018, the Company filed an Answer to the Second Amended Class Action Complaint. On March 1, 2019, the parties executed a settlement agreement to resolve all of plaintiff’s claims without any admission of wrongdoing for $3.75 million. Also, on March 1, 2019, the plaintiff filed a motion for preliminary approval of the settlement agreement. On July 16, 2019, the Court granted plaintiff’s motion for preliminary approval of the settlement agreement and scheduled the Final Approval Hearing for November 6, 2019. The settlement agreement is also subject to final approval by the court, and there can be no assurance that the court will approve such settlement. As of June 30, 2019 and December 31, 2018, the Company had fully reserved for this settlement amount of $3.75 million in accounts payable, accrued expenses, and other liabilities. The Company paid the settlement amount into an escrow account in August 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Documents

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BRE Select Hotels Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRE SELECT HOTELS CORP

Date: August 14, 2019	By:	/s/ WILLIAM J. STEIN
William J. Stein
Chief Executive Officer and Senior Managing Director
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ BRIAN KIM
Brian Kim
Chief Financial Officer, Vice President
and Managing Director
(Principal Financial Officer and Principal Accounting Officer)